Form 10KSB
period 2003-12-31
Azur International, Inc.
filed 2005-08-12
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-KSB
                              --------------------


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 000-27113

                            AZUR INTERNATIONAL, INC.
                            ------------------------
                 (Name of small business issuer in its charter)


Nevada                                                    50-0015673
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS. Employer
 corporation or organization)                             Identification Number)

101 NE 3rd Avenue, Suite 1220, Fort Lauderdale, Florida                33301
--------------------------------------------------------------------------------
       (Address of principal executive offices)                      (Zip Code)


Issuer's telephone number  (954)-763-1515
                           --------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $.0001 par value


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                  YES [ ]   NO [X]

         Check if there is no disclosure of delinquent filer pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


                                  YES [ ]   NO [X]

         The issuer had no revenues for its fiscal year ended December 31, 2003. The issuer's revenues for the fiscal year ended December 31, 2004 were $229,496.

         On July 21, 2005, the aggregate market value of the voting common equity of Azur International, Inc., held by non-affiliates of the Registrant was $24,459,899 based on the closing price of $.84 for such common stock on said date as reported by pinksheets.com. On such date, we had 48,614,369 shares of common stock outstanding, 29,118,927 of which were held by non-affiliates. For purposes of determining affiliate status, we consider each director, officer and 5% stockholder to be an affiliate. The issuer is filing this report as a small business issuer because its annual revenues have never been more than $25,000,000 and its public float has not been $25,000,000 or more as of the end of two consecutive fiscal years.


                      DOCUMENTS INCORPORATED BY REFERENCE:

None

                            AZUR INTERNATIONAL, INC.
                                   Form 10-KSB
                       Fiscal Year Ended December 31, 2003

                                Table of Contents
PART I                                                                      Page

Item 1.   Description of Business............................................1
Item 2.   Description of Property............................................6
Item 3.   Legal Proceedings..................................................7
Item 4.   Submission of Matters to a Vote of Security Holders................7


PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities.............7
Item 6.   Management's Discussion and Analysis or Plan of Operation..........9
Item 7.   Financial Statements...............................................11
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................12
Item 8A.  Controls and Procedures............................................12
Item 8B.  Other Information..................................................12


PART III

Item 9.   Directors and Executive Officers of the Registrant.................12
Item 10.  Executive Compensation.............................................14
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters.......................18
Item 12.  Certain Relationships and Related Transactions.....................19
Item 13   Exhibits...........................................................22
Item 14.  Principal Accountant Fees and Services.............................26


Signatures...................................................................28

                           FORWARD-LOOKING STATEMENTS

      The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements under the federal securities laws. These forward-looking statements, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed in, or implied by, such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements are changes in general economic conditions, increased or unexpected competition, costs related to the proposed share exchange, failure to obtain required stockholder or regulatory approvals or the share exchange not closing for any other reason, failure of the combined company to retain and hire key employees, difficulties in successfully integrating the parties' businesses, the effects of incurring and servicing substantial debt and other matters disclosed in our filings with the Securities and Exchange Commission.


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

       Azur International, Inc. (the "Company") was incorporated in Nevada in June 1997 as "Union Chemical Corporation." The Company was formed in order to be a partner in a joint venture that was never consummated and had no operations as Union Chemical Corporation. Its operations commenced in June 1999, when it acquired an internet domain name HotYellow98.com, and a related webmaster hosting business and other assets in exchange for shares of its capital stock. The Company changed its name to Hotyellow98.com, Inc. after the acquisition.

      On February 6, 2001 the Company filed a voluntary Chapter 7 bankruptcy petition with the United States Bankruptcy Court for the District of Arizona. On July 24, 2003 the court ordered the case closed after the net assets of the estate were distributed.

       On January 15, 2004 St. James Group Limited acquired approximately 51% of the issued and outstanding stock of the Company in a private stock purchase. On January 23, 2004 the Company changed its name to Azur International, Inc. and approved a 1 for 100 reverse stock split of its common stock pursuant to which 36,906,335 shares were reduced to 369,086 shares after the split. On February 9, 2004 Azur issued to the four stockholders of Mingo Bay Development Corp. ("Mingo Bay Development") an aggregate of 9,050,000 shares in exchange for all of the outstanding common stock of Mingo Bay, valued at $90,050. By virtue of the exchange, Mingo Bay, a Florida corporation which was engaged in real estate development through several subsidiaries, became a wholly owned subsidiary of Azur and Mingo Bay changed its name to Azur Development Corp.

        Since its acquisition of Mingo Bay, Azur has assembled a management team, continued to develop and operate the properties owned by Mingo Bay, researched resort and commercial locations, completed extensive marketing research, acquired Shell Landing Golf Course in Gautier, Mississippi and a master planned resort community, acquired Airtek Safety Limited, a United Kingdom corporation which designs and manufactures safety systems for the construction industry and which has a 50% interest in a joint venture which distributes tower construction cranes, entered into a letter of intent to acquire A.V.I. Contractors, Inc., a construction company, acquired approximately 50.4% of the outstanding common stock of Harvest and plans to enter into a Share Exchange Agreement with New Harvest Capital Corporation ("Harvest"), a Delaware corporation whose common stock is registered under the Securities Exchange Act of 1934, under which the stockholders of Azur shall receive one share of common stock of New Harvest for every two shares of Azur held by such stockholders.

      Azur's business plan includes golf resort and residential communities development, residential and commercial land acquisition for development, acquisition of developable land holdings for use or future sale, acquisition of existing resort and golf club communities and acquisitions of companies in complementary industries. Through its subsidiaries, Azur currently owns:

      o The Shell Landing Golf Club, a 225 acre public course located in Gautier, Mississippi (near Biloxi) and designed by Davis Love III, the rights to acquire up to 1,800 acres which surround the golf course, including Shell Landing Resort, a master planned resort community with significant infrastructure already in place;

      o a 3% interest in Place des Arts, a 10 unit luxury waterfront condominium project downtown Fort Lauderdale near Los Olas Boulevard;

      o a 63% interest in Meritage, a 16 unit luxury waterfront condominium project located in the Las Olas Isles area of Fort Lauderdale;

      o a 53% interest in Rio Vista, a residential property located on North Rio Vista Boulevard, Fort Lauderdale, which Azur has improved as is currently marketing for sale;

      o Airtek Safety Limited, a United Kingdom corporation, which designs and manufactures safety systems for the construction industry, including patented air bag safety systems, staircase safety systems, leading edge protection, vertical side netting, stairwell platforms and ladder safety devices; and

      o Airtek Cranes Ltd., a United Kingdom joint venture in which Airtek Safety Limited has a 50% interest, which distributes a line of remote-controlled, self-erecting tower cranes manufactured by Arcomet of Belgium, the holder of the other 50% interest in the joint venture.

         Azur also has engaged in preliminary discussions to acquire AVI Contractors Inc., a south Florida-based construction company which is the contractor for the Meritage project.

Real Estate Holdings

      To date, Azur has entered into and/or closed agreements relating to the acquisition of interests in the following:

      Shell Landing Golf Club

      Azur acquired a 100% interest in the Shell Landing Golf Course in November 2004 when Azur's wholly owned subsidiary, The Grand Shell Landing, Inc., purchased the golf course for $8,000,000. The 225 acre course designed by Davis Love III is located in Gautier, Mississippi approximately 13 miles east of Biloxi, which has become a world class entertainment and gambling center with 12 casinos. Between Gautier and Biloxi there are more than 8,000 hotel rooms. There are more than 18,000 hotel rooms along the Mississippi Gulf Coast and an additional 1,500 hotel rooms are under construction.

      Golf Digest named Shell Landing among America's Best New Courses in 2002. The January 2002 issue ranked the course #5 in America in the Best New Upscale Public category, the only course in the top five located in the South. Shell Landing includes a clubhouse with locker rooms, a restaurant and catering facilities and a golf shop; a driving range and practice area; a deck and a maintenance building.

      There were 36,139 rounds of golf played on the course in 2004 and through June 30, 2005, 20,391 rounds were played in 2005.

      The purchase was financed with a $6,400,000 first mortgage loan from an institution and a $1,600,000 second mortgage from the seller. The outstanding principal balance of the first mortgage loan accrues interest at a variable rate equal to prime rate of J.P Morgan Chase & Co. announced, quoted or published from time to time plus 1.5% per annum. Monthly payments of principal and interest based on a 20 year amortization of principal and a seasonal adjustment for each month in question commenced in January 2005 and shall continue until December 1, 2009 when all outstanding principal and interest on the promissory note evidencing the loan shall be due. The note is secured by, among other things, a deed of trust, security agreement and fixture filing on the golf course property and an assignment to the lender of leases, rents and contracts. As of June 30, 2005 the outstanding principal balance of the loan was $6,322,053.

      The second mortgage loan is evidenced by a purchase money promissory note in the principal amount of $1,600,000. Such note provides for interest at the rate of 6% per annum and is due in one balloon payment on November 17, 2005. Pursuant to an agreement between Azur and the shareholders of the seller, a $529,188.90 credit against the note was taken in November 2004. As of June 30, 2005, the outstanding principal amount of the note was $1,070,811.10

      Shell Landing Resort

      On May 4, 2005 Azur Shell Landing Development II LLC ("ASLD II"), a Mississippi limited liability company, acquired 1,200 acres of land which surrounds the Shell Landing Golf Course for a purchase price of $7,752,00. A credit of $1,139,849 was given to ASLD II due to the sales of lots prior to closing. The purchase price was partially financed with a $7,413,000 mortgage loan obtained from an institution. The outstanding principal balance of the loan accrues interest at the rate of 14% per annum. Monthly interest payments commenced on June 1, 2005 and shall be paid while principal on the loan remains outstanding. Assuming no principal is prepaid, the monthly interest payments shall be $86,485. The entire principal amount of the loan is due on June 1, 2007. The land includes approximately 455 acres plus 48 completed, but unsold residential lots ranging in size from .6 to 1.25 acres, 230 platted but undeveloped lots, 129 of which will be premier lots (larger acreage, better views) and 101 of which will be estate lots a proposed 12.75 acre condominium site, a proposed 18.9 acre condominium site, a proposed 20.0 acre apartment site, approximately 330 acres planned for a resort village, various residential lots, town homes and cluster homes and approximately 61 acres of commercial land (95% of which is wetlands).

      ASLD II intends to develop such land.

      ASLD II is wholly owned by Azur Shell Landing Resort, Inc., a Mississippi corporation. Azur has entered into an agreement to acquire up to an 80% equity interest in this corporation. Azur intends to construct on the 12.75 acre site located between the 9th and 18th fairways of the golf course, a 200 unit luxury condominium project called The Islands at Shell Landing, consisting of 7 buildings surrounding a pool, spa and eight tennis courts and overlooking the Shell Landing Golf Course. The units range from 1,250 to 1,851square feet and are being offered at prices currently ranging from $349,625 to $527,577. As of June 24, 2005 ASLD II had received deposits on 150 units.

      A second phase of development on the 18.9 acre site located between the 3rd, 4th and 5th fairways of the golf course contemplates construction of 253 condominium units in 11 buildings. In addition, construction of approximately 400 apartment units is planned for the 20.0 acre site.

         Place des Arts

         Azur acquired a 3% interest in Place des Arts in January 2004 for a $240,000 promissory note which was converted in its entirety to 120,000 shares of Azur common stock in February 2004. Place des Arts is a 10 unit luxury waterfront condominium project located in downtown Fort Lauderdale, Florida near Las Olas Boulevard. Each unit has luxury amenities including a private fully equipped boat dock giving direct access to the Inter Coastal Waterway, access by elevator to a private foyer, underground secure parking, a large balcony facing the water, a rooftop community pool, European cabinet, slate or limestone countertops, top of the line appliances, high speed internet access and cable television. The size of the units range from 3,037 to 4,235 square feet and contracts for the units have been entered into at prices ranging from $1,059,900 to $1,566,950. As of June 24, 2005, all of the units have been sold. Construction of the project is scheduled to be completed in September 2005.

         Meritage

         Azur acquired a 63% interest in Meritage in February 2004 when its wholly owned subsidiary, Azur Development Corp., acquired 63% of the membership interests in 48 Hendricks LLC, a Florida limited liability company which owns Meritage. Subsequently, the subsidiary transferred ownership of the interest directly to Azur. The purchase price for the membership interests was $2,300,000 of which $1,000,000 was paid in cash during the period from February 2004 to January 2005 and the remaining $1,300,000 was paid by the issuance to the sellers of an aggregate of 650,000 shares of common stock of Azur. Meritage is a 16 unit luxury waterfront condominium project located on Hendricks Isle of Las Olas Boulevard between the Fort Lauderdale beach and the Las Olas shopping district. The project consists of two 5 story buildings with eight units in each building. All of the units have the same design plan with three bedrooms, 3-1/2 baths and a total of 2,458 square feet. Each building will have a private elevator access for each unit and a swimming pool fronting the water. The interior of the units will have luxury appointments, including European cabinets, granite countertops and top-of-the-line appliances. Each unit has a corner view and an individual boat dock with an ocean access that can handle boats up to 50 feet in length. As of June 24, 2005, 11 of the units have been sold for prices ranging from $1,128,250 to $1,236,250. The project began construction in March 2005 and is scheduled to be completed by June 2006. A $10,685,000 18 month loan commitment was provided by a bank to 48 Hendricks LLC in January 2005 to fund the construction of the project. All principal and accrued interest on loans made pursuant to the commitment shall be due and payable to the lender on July 5, 2006. The commitment may be extended by the borrower for an additional six months upon the satisfaction of certain conditions, including payment of an extension fee equal to .25% of the then outstanding principal balance of the loan. Interest on the loan at the rate of the bank's base rate plus 1.00% per annum (but not less than 6.25% per annum) is payable monthly and at maturity. The loan is guaranteed by certain principals of the borrower, including Eduardo Naranjo and Elizabeth Naranjo. As of June 30, 2005 the outstanding principal balance of the loan was $3,815,000.

         Rio Vista

         During the period from November 2003 to February 2004 Azur acquired a 53% interest in a general partnership which owns a home located on North Rio Vista Boulevard, Fort Lauderdale, Florida. The property is held subject to two mortgages with an aggregate outstanding principal balance of approximately $1,186,000 as of June 30, 2005. During the period from January 2004 to December 2004 Azur rented the property to various tenants for total rental revenues of approximately $39,740. Azur is currently offering the property for sale at a price of $2,995,000. Pending the sale, Azur is providing the use of the property to its Chairman of the Board on a rent-free basis.

         Airtek

         On February 24, 2005 Azur purchased all of the outstanding shares of Airtek Safety Limited, a United Kingdom corporation which designs and manufactures safety systems for the construction industry, including air bag safety systems, staircase safety systems, leading edge protection, vertical side netting, stairwell platforms and ladder safety devices. Airtek also owns 50% of Airtek Cranes, Ltd., a United Kingdom joint venture which distributes a line of remote-controlled, self-erecting tower cranes manufactured by Arcomet of Belgium, the holder of the other 50% interest in the joint venture.

         Pursuant to the purchase agreement with the sellers, Azur has agreed to pay the sellers an aggregate of (pound)6.1 million (approximately $11,224,000) on August 21, 2005. Such date has been extended to February 24, 2006. The sellers have the option to acquire an aggregate of 3,741,333 shares of Azur common stock in lieu of the cash consideration. The shares of Airtek purchased by Azur are being held in escrow pending payment of the purchase consideration.

         Airtek's AirMat Safety System is comprised of a series of interlinked modular air mattresses designed to provide "soft fall" arrest to reduce and minimize injuries and fatalities due to falls from height on construction, civil engineering, maintenance and refurbishment projects. The modules are manufactured in a range of standard sizes, which with simple planning, allows for configuration to accommodate any project. The system is patented in the European Union and marketed throughout Europe and the United States. Airtek also manufactures and markets related safety systems, including a stairsafe system designed to give workers protection while working around open stairwells, and a laddersafe system which is designed to prevent unauthorized access to elevated work areas. Airtek also has installed a safety barrier system at the British Speedway. Airtek Cranes, Ltd. markets in the United Kingdom the Arcomet line of pedestrian-operated remote controlled self-erecting tower cranes. Unlike conventional cranes the Arcomet cranes arrive at the worksite as self-contained units and can be operable within four hours.

         Airtek also has a division which provides training services for managers and workers in the construction and allied industries.


ITEM 2.  DESCRIPTION OF PROPERTY

         For information concerning Azur's real estate holdings see the discussion under the caption "Real Estate Holdings" contained in Item 1. Business, which is incorporated herein by reference.

         Since March 1, 2005 Azur's executive offices have been located at 101 NE 3rd Avenue, Suite 1220, Fort Lauderdale, Florida 33301. Azur leases such premises under a 36 month lease. The lease may be terminated by Azur after 18 months if Azur gives the landlord 90 days prior written notice and pays a $1,000 termination fee. Azur currently pays a base monthly rental of $5,708 under the lease. The base rent shall increase by 4% on March 1 of each year during the term of the lease. Azur also is obligated to pay as additional rent, Azur's proportionate share (based on a fully occupied building) of the operating expenses of the building in which the premises are located.


ITEM 3.  LEGAL PROCEEDINGS

         Azur is not a party to any pending legal proceedings nor is it aware that any proceedings are threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fiscal quarter ended December 31, 2003.


                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

              The Azur common stock has been quoted on Pinksheets.com under the symbol "AZRI" since March 2004. There is a very limited public market for the Azur common stock. As of July 21, 2005, 48,614,369 shares of common stock were outstanding.

          The following table sets forth, for the respective periods indicated, the high and low quotations for the Azur common stock. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarter Ended                        High Bid          Low Bid
-------------                        --------          -------

   2004
   ----
March 31                               3.70              3.10
June 30                                3.90              1.30
September 30                           5.10              2.80
December 31                            3.48              0.90

   2005
   ----
March 31                               2.15              1.06
June 30                                1.75              0.78

      No dividends have been paid on the Azur common stock and Azur does not anticipate paying dividends in the foreseeable future.

      At July 12, 2005, there were 476 holders of record of Azur's common stock.


Securities Authorized for Issuance Under equity Compensation Plans

None

Recent Sales of Unregistered Securities

      During the fiscal year ended December 31, 2003, we did not issue any securities in transactions which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

      Azur is a diversified real estate development company with operations in the United States and the United Kingdom. Our lines of business include real estate development and operation, and the sale and rental of capital equipment to the construction industry. The year 2004 was effectively Azur's initial year of significant operations, much of which was spent on organizational and administrative matters.

      In 2004 we made initial acquisitions of interests in real estate properties and development projects that now comprise our real estate activities. These acquisitions, included among other things, interests in the Place des Arts and Meritage condominium development projects, and the Grand Shell Landing Golf Course.

      In February, 2005, we acquired Airtek Safety Limited, which provides us with diversified revenue streams related to construction, and provides us with a U.K. - based management team to lead planned efforts to expand our real estate development activities to the United Kingdom and Europe.

      In the first quarter of 2005 we commenced development activity on the Meritage condominium project in Ft. Lauderdale, Florida.

      During the year ended December 31, 2003, Azur had only minimal operations.


Recent Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 149 is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement

      In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

      SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

      Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this SFAS are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

      In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" "Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

      Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

      Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

      In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of Transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS
140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

      In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the FASB.

      Management does not expect these recent pronouncements to have a material impact on the Company's consolidated financial position or results of operations.


ITEM 7.           FINANCIAL STATEMENTS

         Our consolidated financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

                            AZUR FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                          Page
                                                                        --------
INDEPENDENT AUDITOR'S REPORT                                              F-2
CONSOLIDATED BALANCE SHEET                                                F-3
CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive, Suite 209
                          Coral Springs, Florida 33071

Board of Directors and Stockholders
Azur International, Inc. and subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Azur International, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azur International, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida
April 22, 2005



                                       F-2
--------------------------------------------------------------------------------

                            AZUR INTERNATIONAL, INC.
                                  BALANCE SHEET
                               December 31, 2003


                                     ASSETS
Current Assets
             Cash and Cash Equivalents                                          $           -
                                                                                --------------
                         Total Current Assets                                               -

                                                                                --------------
TOTAL ASSETS                                                                    $           -
                                                                                ==============

               LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
             Accounts Payable & Accrued Expenses                                    $ 752,971
                                                                                --------------
                         Total Current Liabilities                                    752,971

                                                                                --------------
                         Total Liabilities                                            752,971
                                                                                --------------

Stockholders' Equity
             Preferred Stock-$.01 par value, 50,000,000 shares
                    authorized                                                              -
             Common Stock - $.01 par value, 200,000,000 shares
                    authorized; shares issued and outstanding 369,086                   3,691
             Additional Paid-In Capital                                               226,191
             Accumulated Deficit                                                     (982,853)
                                                                                --------------
                         Total Stockholders' Equity                                  (752,971)
                                                                                --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                        $           -
                                                                                ==============

    The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                 For the Years Ended December 31, 2003 and 2002


                                                                                 2003                  2002
                                                                          -----------------------------------------
Revenues
       Sales                                                                $              -        $            -
                                                                          -----------------------------------------
             Total Revenue                                                                 -                     -

Operating Expenses
             General & Administrative Expenses                                             -                     -
                                                                          -------------------    ------------------
             Total Operating Expenses                                                      -                     -
                                                                          -----------------------------------------

Net Income (Loss)                                                           $              -        $            -
                                                                          =========================================

Basic Income (Loss) per share                                                    NIL                    NIL
                                                                          =========================================

Weighted average shares outstanding                                                  369,086               369,086
                                                                          =========================================

    The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             As of December 31, 2003


                                               Preferred      Preferred        Common          Common       Accumulated
                                                Shares          Stock          Shares          Stock          Deficit
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                         -        $     -          369,086       $ 229,882      $ (982,853)

Net Loss for
   the Year Ended December 31, 2002                                                                                     -

                                            ------------------------------------------------------------------------------
Balance at December 31, 2002                         -              -          369,086         229,882        (982,853)
                                            ------------------------------------------------------------------------------

Net Loss for
   the Year Ended December 31, 2003
                                            ------------------------------------------------------------------------------

Balance at December 31, 2003                         -        $     -          369,086       $ 229,882      $ (982,853)
                                            ==============================================================================


The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002


                                                                                 2003                   2002
                                                                          -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                                     $              -       $              -

       Adjustments to Reconcile Income (Loss) to Net Cash
         Used for Operating Activities:                                                     -                      -
                                                                          -------------------------------------------

       Net Cash (Used) Provided for Operations                                              -                      -
                                                                          -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Net Cash Provided (Used) in Investing Activities:                                    -                      -
                                                                          -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Net Cash Provided (Used) in Financing Activities:                                    -                      -
                                                                          -------------------------------------------

Net Increase (Decrease) in Cash                                                             -                      -

Beginning Cash                                                                              -                      -

Ending Cash                                                                  $              -       $              -
                                                                          ===========================================

    The accompanying notes are an integral part of the financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002



NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES

A. BACKGROUND

The Company was originally incorporated in the State of Nevada in June 1997 under the name of Union Chemical Corporation in order to be a partner in a joint venture that was never consummated. In June 1999, the Company changed its name to Hotyellow98.com, Inc. as it acquired an Arizona corporation, Hotyellow98.com. The Company subsequently changed its name to the current name of Azur International, Inc.

In November of 2001 the Company entered bankruptcy under chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the district of Arizona. It emerged from bankruptcy in July 2003.

On February 9, 2004 Azur International, Inc. acquired Azur Development Corp. (formally known as Mingo Bay Development Corp) in a stock for stock transaction.

The Company is in the business of developing and marketing luxury residential and resort properties.

B. PRINCIPLES OF CONSOLIDATION

The Consolidated financial statements include accounts of its wholly owned subsidiaries. All material inter company transactions have been eliminated.

C. REAL ESTATE HOLDINGS

Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

D. REVENUE RECOGNITION

Real Property: Revenue is recognized under the full accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly or indirectly in acquiring and developing the real property are capitalized.

E. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

F. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand; cash in banks, and any highly liquid investments with maturity of three months or less at the time of purchase. The Company and its Subsidiaries maintain cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal.

G. EARNINGS/LOSS PER SHARE

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding at the year-end. The number of shares used for the year ended December 31, 2003 was 369,086 and the resulting loss per share was NIL.

H. INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $ 982,853.


Deferred tax benefit (34% statutory rate)       $   0
Valuation allowance
Net Benefit                                     $   0


NOTE 2 - RELATED PARTY TRANSACTIONS

Rio Vista LLC, an acquisition of Azure Development Corp. has mortgages with banks on property owned that were financed in the individual name of a principal of the company. There are also bank accounts that are titled in the name of the same principal that belong to Rio Vista, LLC.

An officer of the company is currently using a property owned by the corporation personally.

NOTE 3 - SUBSEQUENT EVENTS

In February 2004 the Company issued 9,050,000 shares of its common stock for the acquisition of Azur Development Corp. Also as part of the overall transaction the Company issued 4,330.000 shares of its common stock pursuant to a "Membership Interest Agreement" in 48 Hendricks, LLC.

In February 2004 the Company sold 4,000,000 common shares for $200,000 pursuant to a Rule 504 transaction.

In February 2004 the Company issued 10,499,805 shares of common stock in exchange for consulting services valued at $.01 per share.

In April 2004 the Company sold 1,435,000 common shares for $1,135,000 pursuant to a Rule 504 transaction.

In April 2004 the Company cancelled two certificates for an aggregate of 3,500,000 common shares

In April 2004 the Company issued 230,769 shares of common stock in consideration of the acquisition of a 100% interest in a Commercial Agreement relating to a property in Ft. Lauderdale, Florida.

In April 2004 the Company issued 962,500 shares of common stock in exchange for consulting services valued at $.01 per share.

In June 2004 the Company entered into an agreement with a European Company to exchange stock for the Company. The agreement was rescinded after September 30, 2004 and the Company is to receive and cancel all shares issued in the transaction. The total shares issued 6,050,000.

In July 2004 the Company issued 761,101 shares of common stock for services rendered valued at $.01 per share.

In August 2004 the Company issued 20,000 shares of common stock as additional consideration for loans at $.01 per share.

In September 2004 the Company issued 5,000,000 shares of common stock for services rendered valued at $.01 per share.

On November 16, 2004, the Company completed the acquisition of a wholly owned subsidiary, The Grand Shell Landing, Inc. The Grand Shell Landing, Inc. operates a golf course in Mississippi.

In February 24, 2005, the Company acquired Airtek Cranes, Ltd. The acquisition was for $11,224,000 due and payable six months from the contract date.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB recently issued the following statements:

FASB 148-Accounting for Stock-Based Compensation - Transition and Disclosure and amendment of FASB Statement No. 123

FASB 150-Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

These FASB statements did not have, or are not expected to have a material impact on the Company's financial position and results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the previous two fiscal years, and the subsequent interim period, our auditor has not resigned, declined to stand for re-election and was not dismissed. During the previous two fiscal years, and the subsequent interim period, there were no material disagreements with our auditor with respect to any matter.


ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

         At the conclusion of the period ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.


ITEM 8B. OTHER INFORMATION

         None


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information regarding Azur's executive officers and directors as of July 21, 2005.

Donald H. Goree, Director, Chairman and Chief Executive Officer, Age 47

      Mr. Goree was elected Chief Executive Officer of Azur in January 2004. He has been Chairman and CEO of Harvest since June 1, 2005. Mr. Goree has over 25 years of experience in commercial and real estate investment, finance and development.

Donald C. Winfrey, Director and President, Age 38

      Mr. Winfrey has been President and a director of Azur since January 1, 2005. He was elected President of Harvest on June 1, 2005. From 1997 to December 31, 2004 he held various positions with Xentel, Inc., including Vice President of its U.S. operations; from 1992 to 1997 he held various positions with CD3 Storage Systems, including President. He has also served as Chairman to various strategic planning and client development committees.

Jeffrey Grene, Chief Operating Officer, Age 62

      Mr. Grene has been Chief Operating Officer of Azur since July 1, 2005. Mr. Grene was Vice President of Development of Azur and President of its subsidiary, Azur Development Corp., from March 2004 to June 2005. Since December 1993 he has engaged in a property development in Florida. From March 1990 to November 1993 he was Senior Vice President and Founding Partner of Regency Management, Inc., a firm which managed over 2,500 apartment units. Prior to that he was a founding partner and Senior Vice President of GMD, Inc., a real estate syndication and development firm formed in 1981, based in Washington, D.C. GMD owned and managed over 5,000 apartment units in North Carolina, Georgia, Tennessee and Florida.

Albert Lazo, Secretary, General Counsel and Director, Age 32

      Mr. Lazo has been General Counsel, Secretary of Azur since April 2004 and a director of Azur since January 2005. He was elected as Secretary and a director of Harvest on June 1, 2005. From February 2000 to April 2004, Mr. Lazo was an associate attorney with the law firm of Richards and Polansky, P.C. in Miami, Florida. From June 1999 to February 2000, he was an associate attorney at the law firm of John G. Shieley, P.A., based in Miami, Florida.

Carl Crawford, Vice President of Golf Operations and President of The Grand Shell Landing, Inc., Age 61

      Mr. Crawford has been Vice President of Golf Operations and the President of Azur's subsidiary, The Grand Shell Landing, Inc., since Azur acquired the Shell Landing Golf Course in November 2004. Mr. Crawford was a part owner of the entity which sold the course to Azur and has actively involved in operations of the golf course since 2002. Prior thereto he was a partner in HAM Marine, Inc., which was merged into Freide Goldman, Inc., a naval architect and marine engineering company. Since July 2000 he has been the sole proprietor of GME, a firm which operates a manufacturing facility for medical devices.

John Duggan, Director, Age 56

      Mr, Duggan has been a Director of Azur since October 2004.. Mr. Duggan leads Azur's focus on U.K. home building and commercial development and is on the Board of Azur's U.K. subsidiary, Airtek Safety Limited. He has extensive experience in home building and commercial property development. He has held the position of chief executive officer of two large London Stock Exchange listed home building companies in the United Kingdom with valuations up to 1.6 billion pounds sterling.

Otto Reich, Director, Age 59

      Mr. Reich has been a director of Azur since November 30, 2004. Since June 2004 he has been President of Otto Reich & Associates, LLC a private consulting firm. From January 2002 to June 2004 he was a Special Envoy for the United States National Security Counsel. From January 11, 2002 to June 30, 2004 he was an Assistant Secretary of State for Western Hemisphere Affairs. Mr. Reich has been Ambassador to Venezuela, a Special Advisor to the Secretary of State and an Alternate U.S. Representative to the United Nations Human Rights Commission in Geneva, Switzerland. He has spent over 30 years in hemispheric affairs, in government, private enterprise and the U.S. military.

      There are no family relationships among any of the Company's directors and officers, except that Donald H. Goree and Donald Winfrey are first cousins.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of our officers and director, Donald Goree, Donald Winfrey and Albert Lazo, Otto Reich, Jeffrey Grene and John Duggan, filed an Initial Statement of Beneficial Ownership on Form 3 with respect to such person's ownership of Azur common stock in on or before August 1, 2005. Such forms were filed late.

ITEM 10. EXECUTIVE COMPENSATION

       None of our executive officers received any compensation for services to Azur in the fiscal year ended December 31, 2003.


Employment and Consulting Agreements

     Donald Goree

      Mr. Goree entered into a Consulting Agreement with Azur on February 1, 2004 for a three year term expiring on February 1, 2007. Under the agreement Azur issued to Mr. Goree 500,000 shares of Azur common stock in full payment of his services for the 12 months ended February 1, 2005, Azur is obligated to issue to Mr. Goree an additional 500,000 shares of Azur common stock and $360,000, payable in bi-weekly installments, for his services to Azur for the 12 months ended February 1, 2006 and an additional 500,000 shares of Azur common stock and $480,000, payable in bi-weekly installments, for his services to Azur for the 12 months ended February 1, 2007. In addition, Azur provides to Mr. Goree health insurance and the use of a company automobile. The agreement terminates upon the death or disability of Mr. Goree and may be terminated by Azur for "cause" (defined as a material breach of the agreement by Mr. Goree or if Mr. Goree commits an act of fraud, gross negligence or dishonesty which has a material adverse effect on Azur). In such events Azur shall pay to Mr. Goree all compensation accrued through the day preceding the date of termination. The consulting agreement was amended on March 28, 2005 to provide that Mr. Goree may accept shares of Azur common stock or ten year warrants to purchase common stock in lieu of cash compensation under the agreement. The amendment specifies how such securities shall be valued.

      Donald Winfrey

      Mr. Winfrey entered into an Employment Agreement with Azur effective September 1, 2004 for a term of three years. Under the agreement Mr. Winfrey is employed as the President of Azur commencing September 1, 2004 at salary payable at the rate of $240,000 per annum in bi-weekly installments. In addition, Mr. Winfrey received a signing bonus of 166,666 shares of Azur common stock and is entitled to a $400 per month stipend for health insurance. The employment agreement shall be extended for additional terms of one year unless the agreement is terminated by either party within 30 days prior to the end of the initial term or any succeeding term. If extended, Mr. Winfrey's salary shall be increased by at least 10% over the salary paid in the preceding term of the agreement. The agreement may be terminated without cause by Azur or by Mr. Winfrey for "good reason" (defined to include Azur's material violation of the agreement which is not cured within 10 days after written notice to Azur of the violation), in which case Mr. Winfrey's salary shall continue only for the shorter of three months after the date of termination or the remaining balance of the current term of the agreement. Azur may also terminate the agreement for "cause" (defined to include Mr. Winfrey's willful appropriation or conversion of Azur property for his own use, a material violation of the agreement by Mr. Winfrey which is not cured within 10 days after written notice to him, substance abuse and/or a refusal to submit to periodic substance screening tests or if a case is brought against Mr. Winfrey for violation of any securities or corporate laws). If the agreement is terminated for cause, Mr. Winfrey shall receive his salary only through the termination date. Similarly, if he dies or becomes disabled, Mr. Winfrey's estate shall be paid his salary through the date of his death or he will be paid through the effective date of his disability (as defined in the agreement).

      Albert Lazo

      Mr. Lazo entered into an Employment Agreement with Azur effective April 15, 2004 to be employed as Corporate Secretary and General Counsel of Azur for a term of three years, which term shall be successively extended for additional one year terms if neither party terminates the agreement within 30 days prior to the end of the initial or succeeding terms. The agreement was amended on January 13, 2005, Under the agreement, as amended, Mr. Lazo is paid a salary at the rate of $180,000 per annum in bi-weekly installments. In addition, Mr. Lazo received a signing bonus of 50,000 shares of Azur common stock and is entitled to a $400 per month stipend for health insurance. If the term of his agreement is extended, Mr. Lazo's salary shall be increased by at least 10% over the salary paid in the preceding term of the agreement. The agreement may be terminated without cause by Azur or by Mr. Lazo for "good reason" (defined to include Azur's material violation of the agreement which is not cured within 10 days after written notice to Azur of the violation), in which case Mr. Lazo's salary shall continue only for the shorter of three months after the date of termination or the remaining balance of the current term of the agreement. Azur may also terminate the agreement for "cause" (defined to include Mr. Lazo's willful appropriation or conversion of Azur property for his own use, a material violation of the agreement by Mr. Lazo which is not cured within 10 days after written notice to him, substance abuse and/or a refusal to submit to periodic substance screening tests or if a case is brought against Mr. Lazo for violation of any securities or corporate laws). If the agreement is terminated for cause, Mr. Lazo shall receive his salary only through the termination date. Similarly, if he dies or becomes disabled, Mr. Lazo's estate shall be paid his salary through the date of his death or he will be paid through the effective date of his disability (as defined in the agreement).


      Jeffrey Grene

      Mr. Grene and Azur entered into a Consulting Agreement dated as of November 1, 2004 under which Mr. Grene provides consulting services on special assignments, ,including on-site supervision of the projects. The term of the agreement is from November 1, 2004 to October 31, 2005. The term of the agreement shall be automatically extended for successive one year periods if neither Mr. Grene nor Azur gives the other written notice of termination within 30 days prior to the expiration of the current term of the agreement. Mr. Grene is entitled under the agreement to receive 10% of the net profits derived by Azur from the projects Mr. Grene supervises which is to be paid 50% in cash and 50% in restricted stock of Azur. The initial cash consideration paid to Mr. Grene shall be $20,000 monthly which shall be credited against any cash consideration owed or paid to him under the agreement in the future. The first project on which Mr. Grene has worked under the agreement is the Meritage project. The agreement terminates upon the death or disability of Mr. Grene and may be terminated by Azur for "cause" (defined as a material breach of the agreement by Mr. Grene or if Mr. Grene commits an act of fraud, gross negligence or dishonesty which has a material adverse effect on Azur). In such events Azur shall pay to Mr. Grene all compensation accrued through the day preceding the date of termination.

      Mr. Grene has also entered into an Employment Agreement with Azur effective July 1, 2005 for a term of one year. Under the agreement, Mr. Grene is employed as the Chief Operating Offier of Azur at a salary payable at the rate of $60,000 per annum in bi-weekly installments. In addition, Mr. Grene received a signing bonus of 50,000 shares of Azur common stock.

      The employment agreement shall be extended for additional terms of one year unless the agreement is terminated by either party within 30 days prior to the end of the initial term or any succeeding term. The agreement may be terminated without cause by Azur or by Mr. Grene for "good reason" (defined to include Azur's material violation of the agreement which is not cured within 10 days after written notice to Azur of the violation), in which case Mr. Grene's salary shall continue only for the shorter of six months after the date of termination or the remaining balance of the current term of the agreement. Azur may also terminate the agreement for the "cause" (defined to include Mr. Grene's willful appropriation or conversion of Azur property for his own use, a material violation of the agreement by Mr. Grene which is not cured within 10 days after written notice to him, substance abuse and/or a refusal to submit to periodic substance screening tests or if a case is brought against Mr. Grene for violation of any securities or corporate laws). If the agreement is terminated for cause, Mr. Grene shall receive his salary only through the termination date. Similarly, if he dies or becomes disabled, Mr. Grene's estate shall be paid his salary and any shares due to him through the date of his death or he will be paid through the effective date of his disability (as defined in the agreement).

      In addition, Mr. Grene shall receive on the first day of each month for the term of the Agreement $5,000 in restricted shares of Azur. The value of the shares shall be determined by averaging the closing price of the shares of Azur for the trailing 21 days prior to the first of each month. Under the agreement Azur also has given Mr. Grene the following guarantee: Under his consulting agreement described above, Mr. Grene is currently receiving compensation either directly or through an entity controlled by him in the amount of $20,000 monthly (the "Meritage Developer Fees") for his services as developer of 48 Hendricks LLC, a Florida limited liability company, known as the "Meritage" in which Azur has a 63% interest. If Mr. Grene no longer receives the Meritage Developer Fees not due to his actions but due to the finality of the Meritage Developer Fees in the normal course of business, Azur agrees to either increase the salary of Mr. Grene by the amount of the Meritage Developer Fees or place Mr. Grene as developer, in a project that will guarantee that Mr. Grene shall continue receiving such $20,000 monthly compensation.

      As a performance bonus under the employment agreement, Mr. Grene shall receive 5% of the net profits derived by Azur from any project which has been directly originated by Mr. Grene (the "Consideration"). The Consideration shall be payable 1% in cash payments ("Cash Consideration") and 4% shall be paid in restricted shares of Azur (the "Share Consideration"). The Cash Consideration and the Share Consideration shall be paid within fifteen days after Azur actually receives and recognizes the actual net profit of the certain project. In addition, Mr. Grene shall receive 5% of the net profits derived by Azur from the leasing of cranes to contractors, which has been directly referred by Mr. Grene (the "Crane Consideration"). The Crane Consideration shall be payable 1% in cash payments ("Cash Crane Consideration") and 4% shall be paid in restricted shares of Azur (the "Share Crane Consideration"). The CashCrane Consideration and the Share Crane Consideration shall be paid within fifteen days after Azur actually receives and recognizes the actual net profit from the leasing of the cranes to the contractors referred by Mr. Grene.

John Duggan

      Mr. Duggan entered into a Consulting Agreement with Azur on October 5, 2004 under which he has been retained to be a director of Azur and the Chairman of the Board and Chief Executive Officer of Azur Development (UK) Plc, a company currently in the planning stage, to assist that company in acquiring United Kingdom- based home builders and other business and to assist Azur in acquiring Airtek Safety Limited. For his services under the agreement Mr. Duggan was paid a base fee of 3,000,000 shares of Azur common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information as of July 1, 2005, with respect to the ownership of Azur Common Stock by each director and executive officer of Azur, and each person known by Azur to be the owner of more than five percent of any class of Azur's voting securities.

       NAME AND ADDRESS                                    AMOUNT OF AND NATURE               PERCENTAGE
       OF BENEFICIAL OWNER                                 OF BENEFICIAL OWNERSHIP            OF CLASS
       -------------------                                 -----------------------            --------
John Duggan                                                    4,262,073(1)                     9.25%
Laila, Ashley Rise
Walton-on-Thames
Surrey K-T121, England

Aaron Baer                                                     4,225,000                        9.17%
147 South Franklin Avenue
Valley Stream, New York


Carl Crawford                                                  3,493,939                        7.58%
3499 Shell Landing Boulevard
Gautier, Mississippi 39553

Naranjo Family L.P.                                            3,216,633                        6.98%
3326 Mary Street, Suite 601
Coconut Grove, Florida 33133

Philip Salice                                                  2,901,101                        6.30%
One South Court
Bayshore, New York 11706

Donald H. Goree (2)                                              700,000(3)                     1.52%

Donald Winfrey (2)                                               371,666                         .80%

Albert Lazo (2)                                                  175,000                         .38%

Jeffrey Grene (2)                                                100,000                         .28%

Otto Reich                                                        50,000                         .14%
1101 30th Street, N.W., Suite 200
Washington, D.C. 20007

------------------------------
(1) Includes 1,262,073 shares held by Spread Trustee, Ltd., as trustee of the John Duggan Settlement, a trust of which Mr. Duggan and certain other of his family members are beneficiaries.

(2) The address of such person is 101 NE 3rd Avenue, Fort Lauderdale, Florida 33301.

(3) Does not include 80,000 shares owned by Mr. Goree's wife, as to which he disclaims beneficial ownership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Donald H. Goree, Donald Winfrey are directors and executive officers of Azur and John Duggan is a director of Azur. In addition, Carl Crawford and Eduardo Naranjo beneficially own more than 5% of the common stock of Azur as of June 30, 2005. The following paragraphs discuss certain transactions since January 1, 2004 between the above persons and Azur since January 1, 2003.

         Donald H. Goree made interest free loans to Azur of $50,000 on April 13, 2005 and $9,800 on May 18, 2005. Azur repaid such loans in full. In consideration of his making the $50,000 loan, Azur issued to Mr. Goree 100,000 shares of common stock of Azur on April 14, 2005. The stock is restricted as to resale. Since December 15, 2004 Azur has provided to Mr. Goree on a rent free basis the use of a home located on North Rio Vista Boulevard, Fort, Lauderdale, Florida.

         Donald Winfrey made interest free loans to Azur of $50,000 on April 14, 2005 and $52,818.43 on May 1, 2005. In consideration of his making the $50,000 loan, Azur issued to Mr. Winfrey 100,000 shares of common stock of Azur on April 14, 2005. In consideration of his making the $52,818.43 loan, Azur issued to Mr. Winfrey 5,282 shares of common stock of Azur on June 15, 2005, 2005. All of the foregoing stock is restricted as to resale.

         Eduardo Naranjo is a partner in the Naranjo Family Limited Partnership ("NFLP"). On December 24, 2003 NFLP sold to Azur Development Corp., a wholly owned subsidiary of Azur, 1% of the outstanding membership units in Place des Arts LLC, a Florida limited liability company which owns the Place des Arts condominium project in Fort Lauderdale, Florida. (Azur also purchased at such time additional units constituting 2% of the outstanding membership interests in Place des Arts, LLC from other persons.) The purchase price for the interest was to be payable in cash 90 days after closing, but NFLP exercised an option granted in the purchase agreement to convert such amount into 60,000 shares of common stock Azur and such shares were issued to NFLP on February 11, 2004. The shares are restricted as to resale.

         On February 10, 2004 NFLP sold to Azur 48.024 Class A units of membership interests in 48 Hendricks LLC, a Florida limited liability company which owns the Meritage Project (see "Background Information on Azur International. Inc. - Meritage"). The units comprised approximately 20% of the outstanding membership interests of 48 Hendricks LLC. (Azur also purchased additional units constituting approximately 43% of the outstanding membership interests from other persons.) The purchase price for the units sold by NFLP was $318,333 which was paid $31,833 in cash at closing and $286,500 90 days after the closing, and the issuance to NFLP of 206,453 shares of common stock of Azur, which were issued on February 11, 2004 . The common stock is restricted as to resale.

         On November 26, 2003 NFLP sold to Azur a 1.5% partnership interest in a Florida general partnership which owns a house located on North Rio Vista Boulevard, Fort Lauderdale, Florida. (Azur also purchased at such time an additional 1.5% interest from another person.) The purchase price for the interest was to be payable in cash 90 days after closing, but NFLP exercised an option granted in the purchase agreement to convert such amount into 30,000 shares of common stock of Azur and such shares were issued to NFLP on February 11,2004. The shares are restricted as to resale.

         On February 5, 2004 NFLP sold to Azur an additional 16.67% partnership interest in the Rio Vista partnership for a purchase price of $60,000 payable 90 days after closing. The full amount was paid on April 14, 2004. (Azur also purchased on February 5, 2004 an additional 33.33% interest from other persons.) In connection with the purchase, Azur agreed to pay all carrying costs for the real estate owned by the partnership until the property is sold.

         On November 16, 2004 Mr. Crawford and Azur entered into a Stock Exchange Agreement in which Mr. Crawford exchanged his 50% interest in The Grand Shell Landing, Inc., a Mississippi corporation, for 3,393,939 restricted shares of common stock of Azur. Azur thereby acquired sole ownership of The Grand Shell Landing, Inc. on that date. The Grand Shell Landing, Inc. had entered into a purchase and sale agreement on June 1, 2004 with Shell Landing Golf LLC, a Mississippi limited liability company in which Carl Crawford owned an approximately 21.2% interest, to purchase the real estate and certain other assets relating to the Shell Landing Golf Course in Gautier, Mississippi.

         On November 17, 2004 the parties closed the purchase. The $8,000,000 purchase price for the real estate and assets was funded by a $6,400,000 loan from a financial institution secured by a first deed of trust on the property and by the issuance by The Grand Shell Landing, Inc. to Shell Landing Golf, LLC of a $1,400,000 promissory note secured by a second deed of trust on the property and personal guarantees of Azur and Mr. Crawford. Mr. Crawford and Azur also agreed to indemnify the lender of the $6,400,000 loan for certain claims and liabilities arising under federal bankruptcy or state insolvency laws or similar laws regarding creditors' rights relating to the acquisition of the property by and the making of the loan to The Grand Shell Landing, Inc.

         In connection with the November 16, 2004 Stock Exchange Agreement between Mr. Crawford and Azur, Mr. Crawford and Azur entered into a Put Option Agreement under which Azur granted to Mr. Crawford certain options to put back to Azur up to 2,909,091 shares of the Azur Common Stock issued in the exchange for $.55 per share during certain periods commencing nine months after the date of the agreement and ending one year and fifteen days after the date of the agreement. The shares subject to the put options were placed and continue to be held in escrow under an escrow agreement.

         In addition, on November 17, 2004 Mr. Crawford agreed with the other members of Shell Landing, LLC that in exchange for the redemption of his entire interest in Shell Landing Golf, LLC, the $1,600,000 promissory note from The Grand Shell Landing, Inc. be reduced by $529,188.90. Mr. Crawford agreed to do this as partial consideration for Azur's agreement to enter into the stock exchange agreement with Mr. Crawford.

         Mr. Crawford owns 33.33% of the membership interests in Live Oak Investments, LLC, a Delaware limited liability company ("Live Oak"). On February 14, 2005 Live Oak loaned Azur $700,000. As of June 14, 2005 the entire principal amount of the loan together with $23,333in interest on such loan was outstanding.

         On April 13, 2005 Mr. Crawford personally loaned to Azur $50,000. The loan was repaid on May 4, 2005. In lieu of interest on April 14, 2005 Azur issued to Mr. Crawford 100,000 shares of common stock of Azur in consideration of the loan. The shares are restricted as to resale.

         John Duggan is the beneficiary of a trust which was one of the shareholders who sold common stock of Airtek Safety Limited to Azur on February 24, 2005. The purchase price for the trust's shares was (pound)1,690,880 (approximately $3,111,219). The purchase price is payable on August 24, 2005. The trust has the option to acquire 1,037,073 shares of Azur common stock in lieu of receiving the cash purchase price.

         Except as discussed above, none of the directors, executive officers, holders of five percent of the outstanding Azur common stock, or any associate or affiliate of such person, have, to the knowledge of Azur, had a material interest, direct or indirect, during the two fiscal years ended December 31, 2004 and 2003, in any transaction or proposed transaction which may materially affect Azur.

         No executive officer, present director, proposed director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to Azur since the beginning of its last fiscal year.

ITEM 13. EXHIBITS.

Exhibit        Description
No.
----------     -----------------------------------------------------------------

3.1            Amended and Restated Articles of Incorporation of
               Hotyellow98.com, Inc. (n/k/a Azur International, Inc.).*

3.2.           By-laws of Union Chemical Corp. (n/k/a Azur International,
               Inc.).*

4.1 Warrant to Purchase 100, 000 shares of Common Stock of Azur issued to Lippert/Heilshorn & Associates, Inc. *

4.2 Warrant to Purchase 4,093,708 shares of Common Stock of Azur issued to Newpoint Advisors LLC.*

10.1 Stock Exchange Agreement dated as of January 23, 2004 between the shareholders of Mingo Bay Development Corp. ("Mingo Bay") and Azur.*

10.2 Consulting Agreement, dated May 31, 2005 between Azur and Lippert/Heilshorn & Associates, Inc. Incorporated by reference to
               Exhibit 10.60 to the Registration Statement on Form S-4 (file No. 333-126713) filed by New Harvest Capital Corporation on July 20, 2005.

10.3 Partnership Interest Purchase Agreement dated November 26, 2003 between Naranjo Family Limited Partnership ("NFLP"), Randy Herscovici ("Herscovici") and Mingo Bay.*

10.4 Partnership Interest Purchase Agreement dated February 5, 2004 between NFLP, Herscovici and Mingo Bay.*

10.5 Membership Interest Purchase Agreement dated November 26, 2003 between NFLP, Herscovici, Navarro Family Limited Partnership ("Navarro') and Mingo Bay.*

10.6 Membership Interest Purchase Agreement dated February 10, 2004 between NFLP, Herscovici, Navarro and Mingo Bay.*

10.7           Amended Operating Agreement of 48 Hendricks, LLC.*

10.8           Real Estate Partnership Agreement (Rio Vista), dated August 25,
               2002.*

10.9 Purchase and Sale Agreement dated May 26, 2004 among Shell Landing Golf LLC, The Grand Shell Landing Golf, LLC and Richards & Polansky, P.A.*

10.10 Addendum to Purchase and Sale Agreement, dated September 27, 2004 between Shell Landing Golf LLC, The Grand Shell Landing Golf, LLC.*

10.11 Addendum to Purchase and Sale Agreement, dated November 7, 2004 between Shell Landing Golf LLC, The Grand Shell Landing Golf, LLC.*

10.12 Addendum to Purchase and Sale Agreement, dated November 12, 2004 between Shell Landing Golf LLC, The Grand Shell Landing Golf, LLC.*


10.13 Indemnity Agreement dated November 17, 2004 among The Grand Shell Landing, Inc., Carl Crawford ("Crawford") and Azur.*

10.14          Warranty Deed from Shell Landing Golf, LLC to The Grand Shell
               Landing, Inc.*

10.15 Purchase Money Promissory Note in the principal amount of $1,600,000 dated November 17, 2004 from The Grand Shell Landing, Inc. and Crawford to the order of Shell Landing Golf, LLC.*

10.16          Employment Agreement dated July 12, 2005 between Azur and Jeffrey
               Grene.*

10.17 Promissory Note in the principal amount of $6,400,000 dated November 17, 2004 from The Grand Shell Landing, Inc. to the order of Textron Financial Corporation ("Textron") .*

10.18 Assignment of Leases, Rents and Contracts from The Grand Shell Landing, Inc. to Textron.*

10.19 Deed of Trust, Security Agreement and Fixture Filing dated as of November 17, 2004 from The Grand Shell Landing, Inc. to Textron.*

10.20 Stock Exchange Agreement dated November 16, 2004 between Crawford and Azur.*

10.21          Put Option Agreement dated November 16, 2004 between Crawford and
               Azur.*

10.22 Escrow Agreement dated November 16, 2004 between Crawford, Azur and Stephen Burrow.*

10.23 Design Contract dated July 20, 1999 among Shell Landing Development, Inc. and McIntyre Golf Development and Love Enterprises and Associates, Inc. and Davis Love III.*

10.24 Letter, dated November 10, 2004 from Love Enterprises and Associates, Inc. to The Grand Shell Landing, Inc.*

10.25 Convertible Secured Promissory Note dated December 29, 2004 in the principal amount of $3,000,000 from Azur to Efficient Management Co. and amendment thereto.*

10.26 Promissory Note dated March 8, 2005 in the principal amount of $100,000 from Azur to Stepping Stones Partners, L.P. *

10.27 Loan Agreement dated February 14, 2005 between Azur and Live Oak Investments Group, LLC ("Live Oak").*

10.28 Promissory Note dated February 14, 2005 in the principal amount of $700,000 from Azur to Live Oak.*

10.29 Stock Purchase Agreement dated February 24, 2005 between Azur and the shareholders of Airtek Safety Limited (the "Airtek Shareholders").*

10.30 Escrow Agreement dated February 24, 2005 among Azur, the Airtek Shareholders and Marrache & Co.*

10.31          Consulting Agreement dated February 1, 2004 between Azur and
               Donald Goree.*

10.32 First Addendum, dated March 28, 2005 to Consulting Agreement with Donald Goree.*

10.33 Employment Agreement dated April 15, 2004 between Azur, Azur Development Corp. and Albert Lazo.*

10.34 First Addendum, dated January 13, 2005 to Employment Agreement with Albert Lazo.*

10.35 Employment Agreement dated September 1, 2004 between Azur and Donald Winfrey.*

10.36 Consulting Agreement dated November 1, 2004 between Jeffrey Grene and Azur.*

10.37          Consulting Agreement dated October 5, 2004 between Azur and John
               Duggan.*

10.38 Consulting Services Agreement dated March 10, 2004 between United Investments Management, Inc. and Azur.*

10.39 Stock Purchase Agreement dated June 1, 2005 between Azur and HVST Acquisition Corp. Incorporated by reference to Exhibit 1 to the
               Schedule 13D filed by Azur on June 15, 2005 to report ownership in Harvest.

10.40 Consulting and Investment Banking Services Agreement dated June 1, 2005 between Venture Fund I, Inc. and Azur.*

10.41 Office Lease Agreement dated February 28, 2005 between CAPROC Third Avenue, LLC and Azur.*

10.42 Amended and Restated Operating Agreement of Place Des Arts LLC effective May 5, 2005.*

10.43 Convertible Secured Promissory Note dated May 31, 2005 in the principal amount of $840,000 from Azur to Efficient Management Trading Co.*

10.44 Amended Purchase and Sale Agreement dated January 12, 2005 among Shell Landing Development, Inc., Shell Landing Residences, LLC and Williams, Heidelberg, Steinberger & McElhaney, P.A.*

10.45 Purchase and Sale Agreement dated January 13, 2005 among Shell Landing Residences LLC, Azur-Shell Landing Development LLC and Michael L. Fondren.*

10.46 Consulting Agreement dated February 1, 2005 between Newpoint Advisors, LLC and Azur.*

10.47 Securities Purchase Agreement dated June 1, 2005 between Azur, Omicrom Master Trust and Robert and Kathleen Cohen Family Trust.*

10.48 Membership Interest Security Agreement dated June 1, 2005 between Omicrom Master Trust and Azur.*

10.49 Retainer Agreement dated February 3, 2005 between Pittman Poe & Associates, Inc. ("Pittman") and Azur.*

10.50          First Addendum to Retainer Agreement between Azur and Pittman.*

10.51 12% Convertible debenture Due June 1, 2006 in the principal amount of $700,000 from Azur to Omicrom.*

10.52 12% Convertible debenture Due June 1, 2006 in the principal amount of $300,000 from Azur to Robert and Kathleen Cohen Family Trust.*

10.53 Promissory Note dated June 15, 2005 in the principal amount of $250,000 from Azur to NFLP.*

10.54 Construction Loan Agreement dated January 5, 2005 between 48 Hendricks, LLC and Colonial Bank, N.A.*

10.55 Consolidated Promissory Note in the principal amount of $10,685,000 dated January 5, 2005 from 48 Hendricks, LLC to the order of Colonial Bank, N.A.*

10.56 Adjustable Rate Note in the principal amount of $1,035,000 dated September 12, 2002 from Eduardo Naranjo (assignor to Rio Vista partnership) and HomeBanc Mortgge Corporation.*

10.57 Mortgage dated September 12, 2002 from Eduardo Naranjo (assignor to RioVista general partnership)and HomeBanc Mortgage Corporation.*

10.58 Extension Agreement dated May 6, 2005 between Azur and Efficient Management Trading Co., Inc.*

10.59 Motor Vehicle Lease Agreement dated April 27, 2005 between Azur and Alpine Jaguar.*



21.1           Subsidiaries of Azur.*

23.1           Consent of Baum & Company,.P.A.

23.2           Consent of Goldstein Golub Kessler LLP.*

31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Incorporated by reference to the same numbered exhibit in the Registration Statement on Form S-4 of New Harvest Capital Corporation (File No. 333-126713) filed on July 20, 2005.

** Filed herewith.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to us for the fiscal year ended December 31, 2003 by Baum & Co., P.A. No fees were billed to us for the fiscal year ended December 31, 2002


                                                               Fiscal Year
                                                               Ended
                                                               December 31, 2003
                                                               -----------------

               Audit Fees                                      $35,000
               Audit Related Fees (1)                                0
               Tax Fees (2)                                          0
               All Other Fees                                        0


        (1) Consists of fees for services relating to accounting consultation and review of documents filed with the SEC.

        (2) Consists of tax filing and tax related compliance and other advisory services.

      Our Board of Directors determined that the provision of the above non-audit services is compatible with Baum & Co., P.A. maintaining its independence.

Pre-Approval of Services by the Independent Auditor

      The Board of Directors has adopted a policy for approval of audit and permitted non-audit services by our independent auditor. The Board will consider annually and approve the provision of audit services by our external auditor and consider and, if appropriate, approve the provision of certain defined audit and non-audit services. Our management, may, however, approve de minimus amounts for non-audit services without the approval of the Board.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AZUR INTERNATIONAL, INC.


                                             By:  /s/ Donald Winfrey
                                                --------------------------
                                                 Donald Winfrey, President

Dated: August 12, 2005


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Donald H. Goree                                              August 12, 2005
---------------------------------------------
Donald H. Goree, Chairman and Chief Executive Officer


/s/ Donald Winfrey                                               August 12, 2005
---------------------------------------------
President and Director


/s/ Albert Lazo                                                  August 12, 2005
---------------------------------------------
Albert Lazo, Secretary, General Counsel
and Director

/s/ Nora Zampieri                                                August 12, 2005
---------------------------------------------
  Nora Zampieri, Principal Accounting Officer



---------------------------------------------
John Duggan, Director



---------------------------------------------
Otto Reich, Director