Form 10KSB
period 2004-12-31
Azur International, Inc.
filed 2005-08-12
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              --------------------

                                   FORM 10-KSB

                              --------------------


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

         On July 21, 2005, the aggregate market value of the voting common equity of Azur International, Inc., held by non-affiliates of the Registrant was $24,459,899 based on the closing price of $.84 for such common stock on said date as reported by pinksheets.com. On such date, we had 48,614,369 shares of common stock outstanding, 29,118,927 of which were held by non-affiliates. For purposes of determining affiliate status, we consider each director, officer and 5% stockholder to be an affiliate. The issuer is filing this report as a small business issuer because its annual revenues have never been more than $25,000,000 for any fiscal year and its public float has not been $25,000,000 or more as of the end of two consecutive fiscal years.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

                            AZUR INTERNATIONAL, INC.
                                    Form 10-K
                       Fiscal Year Ended December 31, 2004

                                Table of Contents
                                -----------------

PART I                                                                      Page
------                                                                      ----

Item 1.   Description of Business............................................1
Item 2.   Description of Property............................................6
Item 3.   Legal Proceedings..................................................7
Item 4.   Submission of Matters to a Vote of Security Holders................7


PART II
-------

Item 5.   Market for Common Equity, Related Stockholder Matters
            and Small Business Issuer Purchases of Equity Securities.........7
Item 6.   Management's Discussion and Analysis or Plan of Operation......... 10
Item 7.   Financial Statements ..............................................18
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................19
Item 8A.  Controls and Procedures............................................19
Item 8B.  Other Information..................................................19



PART III
--------

Item 9.   Directors and Executive Officers of the Registrant.................20
Item 10.  Executive Compensation.............................................22
Item 11.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters..................................26
Item 12.  Certain Relationships and Related Transactions.....................27
Item 13   Exhibits...........................................................30
Item 14.  Principal Accountant Fees and Services.............................35


Signatures....................................................................36

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

      Pursuant to the purchase agreement with the sellers, Azur has agreed to pay the sellers an aggregate of (pound)6.1 million (approximately $11,224,000) on August 21, 2005. Such due date has been extended to February 24, 2006. The sellers have the option to acquire an aggregate of 3,741,333 shares of Azur common stock in lieu of the cash consideration. The shares of Airtek purchased by Azur are being held in escrow pending payment of the purchase consideration.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fiscal quarter ended December 31, 2004.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

      During the fiscal year ended December 31, 2003, we issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

      In February 2004 the Company issued 9,050,000 shares of its common stock for the acquisition of Azur Development Corp. Also as part of the overall transaction, the Company issued 4,330,000 shares of its common stock pursuant to a "Membership Interest Agreement" in 48 Hendricks, LLC and 10,197,649 shares of common stock to various individuals for their efforts, cooperation and/or services performed on behalf of the Company. All shares were valued at $.01. All of the issuances were made in private placement transactions under an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") afforded by Section 4(2) of the Securities Act.

      In February 2004 the Company sold 4,000,000 common shares for $200,000 in an exempt transaction.

      In April 2004 the Company issued 230,769 shares of common stock at $.01 in consideration of the acquisition of a 100% interest in a Commercial Agreement relating to a property in Ft. Lauderdale, Florida. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

      In April 2004 the Company issued 606,250 shares of common stock for fees, at $.01 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

      In April 2004 the Company issued 1,791,250 shares of common stock for stock subscriptions for a value of $975,000. The issuances were made in private placement transactions under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

      In June 2004, the Company entered into an agreement with a European company to exchange stock for the Company, at which time 6,050,000 shares were issued at $.01. The agreement was rescinded on September 30, 2004 and the Company is to receive and cancel all shares issued in the transaction.

      In July 2004 the Company issued 761,101 shares of common stock for services rendered at $.01 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

      In August 2004 the Company issued 20,000 shares of common stock as additional consideration for loans at $.01 per share. The issuances were made in private placement transactions under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

      In September 2004 the Company issued 5,000,000 shares of common stock, at ..01 per share, for services rendered, at $.01 per share. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

      In October 2004 the Company issued 1,216,666 shares of common stock as additional compensation for executives signing employment contracts, at $.01 per share. The issuances were made in private placement transactions under an exemption from the registration requirements of the Securities Act afforded by
Section 4(2) of the Securities Act.

      In November 2004 and January 2005, the Company issued 1,443,734 and 2,146,666 shares of common stock, respectively, in consideration of the acquisition of Airtek Safety Ltd. (a United Kingdom company). This stock of Azur is being held in escrow pending consummation of the terms of the acquisition. This consideration is due on August 21, 2005. The issuances were made not subject to the registration requirements of the Securities Act because they were made pursuant to Regulation S.

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

      During the year ended December 31, 2003, Azur had only minimal operations. Accordingly, the analysis below addresses only Azur's financial results for the year ended December 31, 2004.

Results of Operations

Total Revenue and Gross Profit

      For the year ended December 31, 2004, total revenues were $440,189, which were comprised primarily of rents from interests in buildings which were subsequently demolished to make way for the new Meritage project and from a tenant of the house owned by the Rio Vista partnership, as well as $229,000 in revenue from golf course operations from November 15, 2004, the date of the acquisition of The Grand Shell Landing Golf Club, to December 31, 2004.

Cost of Sales

      Cost of sales for the fiscal year ended December 31, 2004 were $33,379 and were comprised entirely of inventory costs for equipment, clothing, food, and beverages of items sold through the retail outlets in the golf course clubhouse.

General and Administrative

      General and administrative expenses were $1,830,761 for the year ended December 31, 2004 and were comprised primarily of: consulting fees related to capital raising efforts, real estate advisory, and services provided under the terms of consulting agreements with various members of management ($448,000), travel and entertainment ($325,000), salaries ($193,000) and real estate taxes ($169,000).

Net Loss

      Azur is substantially in the pre-revenue phase of its business plan. The net loss for the year ended December 31, 2004 of $1,725,804 reflects the early stage of our business operations as costs are being incurred in connection with acquisition activities and to create management infrastructure, and as pre-development expenses are paid in connection with new real estate development projects.

Liquidity and Capital Resources

      At December 31, 2004 we had a net working capital deficit of $2,699,473, including the current portions of long term debt and capital lease obligations of $3,174,205.

      Management is currently pursuing multiple financing alternatives with respect to satisfying these liabilities, including (a) raising additional equity capital (b) restructuring the terms of these existing debt obligations, and (c) issuing additional debt securities. There can be no assurance, however, that such additional funds will be available, or, if available, available on commercially acceptable terms.

      There are other factors and risks that could impair our ability to meet current obligations in the future. A significant portion of our expected future cash inflows are dependent upon successfully completing and closing sales on the various condominium development projects that are now planned or underway. Please refer to the Risk Factors section of this document for a more complete description of the risks attendant to our real estate development and other business activities.

Discussion of Certain Current Assets and Liabilities

Accounts receivable

      Our accounts receivable at December 31, 2004 amounted to $37,407 which was comprised primarily of membership dues and charges billed for golf course events.

Inventory

      At December 31, 2004, our inventory was $65,441 which consisted of golf apparel and equipment and food and beverage stocks in the retail outlets of The Grand Shell Landing Golf Club.

Accounts Payable

      At December 31, 2004 accounts payable and accrued expenses totaled $416,333 and consisted primarily of $37,000 in trade payables, $206,000 of accrued interest and property taxes, $34,000 of accrued payroll and payroll taxes, and $117,000 of accrued general and administrative expenses.

Analysis of Cash Flow

Cash flow used in operations

      Cash used in operations totaled $1,154,994, comprised primarily of our net loss of $1,725,804, offset by an increase of approximately $357,000 in accounts payable, a decrease in other current assets of approximately $182,000 and the issuance of common stock in lieu of cash for services provided under various consulting agreements in the amount of approximately $213,000.

Cash flow used in investing activities

      Cash flow used in investing activities of $102,808 relates to the early stage activities in our real estate development business, including the payment of cash deposits on acquisitions and early-stage construction costs on our condominium projects.

Cash flow from financing activities

         Cash flow from financing activities totaled $1,869,565 during 2004. We issued a total of 5,435,000 shares of common stock for $1,175,000 in cash. An additional 33,421,518 shares were issued in return for services provided and in connection with acquisitions. These were non-cash transactions and thus not reflected in cash flow from financing activities. Additional cash was raised through minority partner contributions in the Rio Vista and Meritage subsidiaries. Below are additional details with respect to our debt financing at December 31, 2004.

                               DUE IN LESS         DUE            DUE
                               THAN 1              IN 1-3         AFTER 4
OBLIGATION                     YEAR                YEARS          YEARS
--------------------------------------------------------------------------------
Notes Payable                  $  2,970,601(1)     $        --    $  6,260,603

Mortgages                      $    154,182        $ 3,947,748    $    448,199
--------------------------------------------------------------------------------
Total cash obligations         $  3,124,783        $ 3,947,748    $  6,708,802

(1) $695,000 of this amount was repaid in three installments in January and February, 2005 and a separate loan of $150,000 was repaid in January, 2005.

Note Payable - Unsecured revolving line from finance company, with interest payable at 6% per annum, commencing on October 1, 2004. Principal and interest to be paid on January 24, 2005, unless amended in writing. This obligation was paid in full, in 3 installments as follows:
1/15/05 - $295,000, 1/26/05 -$200,000 and 2/16/05 - $200,000.                                       $     695,000

Equity Line of credit -Loan is in the name of a partner. Interest rate is variable (currently
at 6.375 %). Loan secured by Rio Vista property.                                                          154,182

Mortgage Payable - First Mortgage in name of a partner. Interest is at a variable rate, currently 3.250 %. Interest only is due monthly until November 1,
2012, and the borrower has the right to prepay with no penalty. Maturity date of
the mortgage is October 1, 2027                                                                         1,034,822

Mortgage Payable - First mortgage secured by 48 Hendricks property. Bank has a
Secured interest in rents, leases, fixed asset and profits. Interest is variable but can never be less than 5 %. Current rate is 5.5 %. Payments are interest
only                                                                                                    3,361,125

Note Payable to finance company, monthly payments are variable, including interest of
6.75%, collateralized by Grand Shell Landing Golf Course, due November 2009                             6,400,000


Note Payable to finance company, monthly payments of $ 278, including imputed interest of 7%,
collateralized by equipment, due October 2006                                                               6,377

Note Payable to finance company, monthly payments of $ 277, including imputed interest of 6.49%
collateralized by equipment, due May 2007                                                                   7,389

Note payable to a finance company, monthly payments of $ 814, including imputed interest of
6.75%, collateralized by equipment, due October 2006                                                       16,029

Note Payable to a private investor with a term of 30 days and interest at 12%. This obligation
was satisfied on January 25, 2005.                                                                        150,000

Note Payable to private investor, due June 30, 2005 with interest payable at 12%                          450,000

Notes Payable to shareholders of acquired company, due January 31, 2005                                   435,598

Note Payable on acquisition of The Grand Shell Landing Golf Course to former owner. Owner has an
option to purchase the Company's stock, currently held in escrow, in lieu of payment of the note.       1,070,811
                                                                                                    --------------
                                                                                                    $  13,781,333
Total obligations

Less: short-term portion                                                                               (3,124,783)
                                                                                                    --------------

Long-term maturities                                                                                $  10,656,550
                                                                                                    --------------

Critical Accounting Policies


Real Estate Holdings

      Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

Revenue Recognition

      Real Property: Revenue is recognized under the full accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly or indirectly in acquiring and developing the real property are capitalized. Revenues for sales and rentals generated from The Grand Shell Landing, Inc. are also recognized under the full accrual method of accounting.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand; cash in banks, and any highly liquid investments with maturity of three months or less at the time of purchase. Azur and its subsidiaries maintain cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the cash balances may exceed federally insured limits. Azur has not experienced any losses in such accounts and believes the risk related to these deposits is minimal.

Property and Equipment

      Property and equipment are carried at cost and are being depreciated over their useful lives using straight line depreciation methods. The estimated useful lives of significant assets are as follows:

Equipment                                                            5 years
Land Improvements                                                   20 years
Buildings                                                           40 years

Leases

      Leases that transfer substantially all of the risks and benefits of ownership are capital leases. Other leases are operating leases that are expensed over the terms of the lease using the straight line method. Capital leases are included in property and equipment and are amortized using the same methods as used for depreciation of property and equipment



Construction Deposits

      Construction deposits amounting to $842,500 for the purchase of units in the 48 Hendricks project are held in escrow with the Escrow Agent, Adorno & Yoss, P.A., as per an Escrow Agreement dated August 25, 2004.


Allowance for Doubtful Accounts

      An allowance for doubtful accounts is estimated and recorded based on Azur's historical bad debt experience. Management believes that all accounts receivable will be collected within one year; therefore, an allowance for bad debts is not necessary.


Inventory

      Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method.

Earnings/Loss per Share

      Primary earnings per common share are computed by dividing the net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the year ended December 31, 2004 was 23,462,165 and the resulting loss per share was $0.07.


Income Taxes

      In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $ 2,708,657.

                                                      Year ending
                                               --------------------------
                                                  December    December
                                                  31, 2004    31, 2003
                                               --------------------------
Statutory federal income tax rate                    34%         34%
Valuation allowance                                 (34)        (34)
Effective tax rate                                   -%          -%


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

                            AZUR FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                          Page
                                                                        --------
INDEPENDENT AUDITOR'S REPORT                                               F-2
CONSOLIDATED BALANCE SHEET                                                 F-3
CONSOLIDATED STATEMENTS OF OPERATIONS                                      F-5
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                 F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite 209
Coral Springs, Florida 33071


Board of Directors and Stockholders
Azur International, Inc. and subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Azur International, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azur International, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.


/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida
April 22, 2005

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2004

                                                                                       2004
                                                                                 ---------------
                                                ASSETS

Current Assets

             Cash and Cash Equivalents                                              $   611,763
             Accounts Receivable                                                         37,407
             Inventory                                                                   65,441
             Prepaid Expenses                                                           135,451
             Other Receivables                                                           41,003
                                                                                 ---------------
                        Total Current Assets                                            891,065

Property, Plant & Equipment (net of accumulated depreciation                         14,151,198
             of  $30,432)

Other Assets

             Loan Acquisition Costs (net of amortization of $61,743.93)                 253,226
             Investments in Real Estate                                                 240,000
             Construction Deposits                                                      842,500
             Goodwill                                                                   152,172
                                                                                 ---------------
                        Total Other Assets                                            1,487,898
                                                                                 ---------------
TOTAL ASSETS                                                                       $ 16,530,161
                                                                                 ===============

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2004

                                                                                       2004
                                                                                 ---------------
             LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

             Accounts Payable and Accrued Expenses                                    $ 416,333
             Current Portion-Notes and Mortgages Payable                              3,124,783
             Current Portion-Capital Lease Obligation                                    49,422
                                                                                 ---------------
                        Total Current Liabilities                                     3,590,538

Long-Term Debt

             Notes and Mortgages Payable                                             10,656,549
             Capital Lease Obligations                                                   75,783
             Liabilities Subject to Compromise from Bankruptcy                          752,971
                                                                                 ---------------
                        Total Long-Term Debt                                         11,485,303

Other Liabilities

             Real Estate Deposits Held                                                  842,500
                                                                                 ---------------
                        Total Other Liabilities                                         842,500

                                                                                 ---------------
                        Total Liabilities                                            15,918,341
                                                                                 ---------------

Stockholders' Equity

             Common Stock - $.01 par value, 200,000,000 shares authorized;
               shares issued and outstanding 39,225,600                                 392,256
             Non Controlling Interest in Subsidiary                                     890,337
             Additional Paid in Capital                                               2,037,884
             Accumulated Deficit                                                     (2,708,657)
                                                                                 ---------------
                         Total Stockholders' Equity                                      611,820

                                                                                 ---------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $ 16,530,161
                                                                                 ===============


   The accompanying notes are an integral part of the consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003


                                                                          2004               2003
                                                                    -----------------   ----------------
Revenues
       Sales                                                           $     229,496       $          -
       Rents                                                                 210,693                  -
                                                                    -----------------   ----------------
             Total Revenue                                                   440,189                  -

Cost of Sales                                                                 33,379                  -
                                                                    -----------------   ----------------
Gross Income                                                                 406,810                  -

Operating Expenses

             General & Administrative Expenses                             1,830,761                  -
                                                                    -----------------   ----------------
             Total Operating Expenses                                      1,830,761                  -
                                                                    -----------------   ----------------
Net Income (Loss) Before
             Other Income/(Expense)                                       (1,423,952)                 -

Other Income and (Expense)
             Other Income                                                        230                  -
             Other Expense                                                  (452,925)                 -
                         Total Other Income and (Expense)                   (452,695)                 -
                                                                    -----------------   ----------------
Net Income (Loss) from Continuing Operations                              (1,876,647)                 -
                                                                    -----------------   ----------------

Net Income (Loss) before adjustments for minority interest                (1,876,647)                 -
             Non Controlling Interest in Subsidiary                         (150,843)                 -
                                                                    -----------------   ----------------

Income (Loss) before Provision for Income Taxes                           (1,725,804)                 -

Provision for Income Taxes                                                         -                  -
                                                                    -----------------   ----------------

Net Income (Loss)                                                      $  (1,725,804)      $          -
                                                                    =================   ================
Net Loss per Weighted Average Number of
 Common Shares                                                         $       (0.07)      $          -
                                                                    =================   ================
Weighted Average Number of Common
 Shares Outstanding                                                       25,724,122            369,086
                                                                    =================   ================


   The accompanying notes are an integral part of the consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             As of December 31, 2004


                                                          Common           Common          Additional       Accumulated
                                                          Shares            Stock       Paid-In Capital       Deficit
----------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/03                                           369,086     $   3,691        $   226,191       $   (982,853)

Net Loss for the Year Ended 12/31/04                                                                           (1,725,804)

Issuance of Common Stock for Cash                           5,435,000        54,350          1,120,650

Issuance of Common Stock for Services                      21,305,841       213,058

Issuance of Common Stock for Acquisitions                  12,115,677       121,157            691,043


Balance 12/31/04                                           39,225,604     $ 392,256        $ 2,037,884       $ (2,708,657)
                                                        ====================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                    AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003

                                                                                 2004            2003
                                                                             --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Income (Loss)                                                  $(1,725,804)    $         -
            Adjustments to Reconcile Income (Loss) to Net Cash
            Provided (Used) for Operating Activities:
            Depreciation and Amortization                                           80,759               -
            Services paid by Isuance of Common Stock                               213,058               -
            Minority Shareholder Loss                                             (150,843)              -
            Changes in Assets and Liabilities:
                       Increase in Accounts Receivable                             (37,406)              -
                       Increase in Inventory                                        11,102               -
                       Increase in Prepaid Expenses                                (61,157)              -
                       Increase in Other Assets                                    182,828               -
                       Decrease in Other Current Liabilities                       (24,957)              -
                       Decrease in Accounts Payable & Accruals                     357,426               -
                                                                             --------------  --------------
            Net Cash Provided (Used) In Operations                              (1,154,994)              -
                                                                             --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
                       Increase in Building in Progress                            (43,688)              -
                       Increase in Real Estate Holdings                            (10,775)              -
                       Increase in Real Estate Deposits                            (50,000)              -
                       Purchase of Fixed Assets                                     (2,252)              -
                       Cash acquired on Acquisitions                                 3,907               -
                                                                             --------------  --------------

            Net Cash Provided (Used) in Investing Activities:                     (102,808)              -
                                                                             --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                       Proceeds from Sale of Common Stock                        1,175,000               -
                       Minority Shareholder Contributions                          541,527               -
                       Proceeds From Notes and LoansPayable                      1,295,000               -
                       Payments on Capital Leases                                   (4,319)              -
                       Payment of Notes and Loans Payable                       (1,137,643)              -
                                                                             --------------  --------------
            Net Cash Provided (Used) in Financing Activities:                    1,869,565               -
                                                                             --------------  --------------

Net Increase in Cash                                                               611,763               -

Beginning Cash                                                                           -

                                                                             --------------  --------------
Ending Cash                                                                    $   611,763     $         -
                                                                             ==============  ==============

SCHEDULE OF NONCASH ACTIVITIES:
            Common Stock Issued for Services                                   $   213,058     $         -
            Common Stock Issued for Acquisitions                                   812,200               -
            Property & equipment valued at $ 8,329,282 was acquired through issuance of debt and the assumption of capital leases and notes payable of $ 8,329,282.

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Expense Paid                                                              389,368               -
Income Taxes Paid                                                                        -               -


   The accompanying notes are an integral part of the consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

The Company is in the business of developing and marketing luxury residential and resort properties. A subsidiary, The Grand Shell Landing, Inc. operates an 18-hole golf course, pro shop and restaurant. At the present time, The Grand Shell Landing, Inc. generates golf-related revenues only; there is no real estate activity.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of Azur International, Inc. and its wholly-owned subsidiaries. All material transactions have been eliminated. The following is a list of subsidiaries and their respective controlling interests:

Rio Vista, LLC - 53%
48 Hendricks. LLC - 63%
Azur Development Corp. - 100%
The Grand Shell Landing - 100%

C. REAL ESTATE HOLDINGS

Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

D. REVENUE RECOGNITION

Real Property: Revenue is recognized under the full accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly or indirectly in acquiring and developing the real property are capitalized. Revenues for sales and rentals generated from The Grand Shell Landing, Inc. are also recognized under the full accrual method of accounting.

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

G. PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are being depreciated over their useful lives using straight line depreciation methods. The estimated useful lives of significant assets are as follows:

                  Equipment                        5 years
                  Land Improvements               20 years
                  Buildings                       40 years

H. LEASES

Leases that transfer substantially all of the risks and benefits of ownership are accounted for as capital leases. Other leases are operating leases that are expensed over the terms of the lease using the straight line method. Capital leases are included in property and equipment and are amortized using the same methods as used for depreciation of property and equipment

I. CONSTRUCTION DEPOSITS

Construction deposits amounting to $842,500 for the purchase of units in the 48 Hendricks project are held in escrow with the Escrow Agent, Adorno & Yoss, P.A., as per Escrow Agreement dated August 25, 2004.

J. ALLOWANCE FOR DOUBTFUL ACCOUNTS

An allowance for doubtful accounts is estimated and recorded based on the Company's historical bad debt experience. Management believes that all accounts receivable will be collected within one year; therefore, an allowance for doubtful accounts is not necessary.

K. INVENTORY

Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method.

L. EARNINGS/LOSS PER SHARE

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the year ended December 31, 2004 was 23,462,165 and the resulting loss per share was $0.07.

M. INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $2,708,657

                                                           Year ending
                                                          ------------
                                                          Dec. 31, 2004
                                                          ------------

                  Statutory federal income taxes               34%
                  Valuation allowance                         (34)
                  Effective tax rate                           -0%

NOTE 2 - RELATED PARTY TRANSACTIONS

Rio Vista, LLC, a subsidiary of Azur Development Corp. has mortgages with banks on property owned that were financed in the individual name of a principal of the company. There are also bank accounts that are titled in the name of the same principal that belong to Rio Vista, LLC.

A major shareholder of Azur International is also a minority owner in both Rio Vista, LLC and 48 Hendricks, LLC.

An officer of the company is currently using a property owned by the corporation personally.

NOTE 3 - EMPLOYMENT/CONSULTING AGREEMENTS

The following employment and consulting agreements are in effect as of December 31st, 2004:

   A. The Chief Executive Officer, who also serves as the chairman of the Board of Directors of the Company, has a consulting agreement with a 36 month term, commencing on February 1, 2004. His compensation for the duration of the agreement is as follows:

Year 1 - 500,000 restricted shares of Azur International common stock at $.01. Year 2 - $360,000 per year, plus 500,000 restricted shares of Azur International common stock at $.01.
Year 3 - $480,000 per year, plus 500,000 restricted shares of Azur International stock at $.01.

         Under this Consulting Agreement, the Corporation provides said executive with an automobile.

   B. The President of the Company, who also serves on the Board of Directors, has an employment agreement with a term of 3 years, commencing on September 1, 2004. His compensation, beginning on January 1, 2005, is $240,000 per annum. He also received a signing bonus in the form of 166,666 restricted shares of the Company's common stock valued at $3.00 per share. The Signing Bonus was paid sixty days from the effective date of the contract, which was September 1, 2004.

   C. The Vice President of Operations of the Company has an employment agreement with a term of 3 years, commencing on September 1, 2004. His compensation, beginning on January 1, 2005, is $120,000 per annum. He also received a signing bonus in the form of 50,000 restricted shares of the Company's common stock valued at $3.00 per share. The Signing Bonus was paid sixty days from the effective date of the contract, which was September 1, 2004.

   D. The General Counsel & Corporate Secretary has and Employment Agreement with a term of 1 year, commencing on April 15, 2004. After the initial term, the agreement shall renew automatically for additional 1 year periods, unless terminated by either party. His compensation is $120,000 per annum, to be increased at a rate of no less than 10% per annum.

   E. The Vice President of Development, who is also the President of the Azur Development subsidiary, has a Consulting Agreement with a term of 12 months, commencing on November 1, 2004. After the initial term, the agreement shall renew automatically for additional 12 month terms, unless terminated by either party. His compensation is 10% of the net profits of any developments that he initiates. He shall be paid 50% in cash payment, and 50% in restricted common shares of Azur at $.01.

   F. The CEO of Azur Development UK, who has been engaged to develop home building and commercial development projects, as well as oversee any European projects, has a Consulting agreement with a term of 3 years, commencing on October 5, 2004. His compensation is a base fee of 3,000,000 of shares of common stock at $.01.

   G. An international consulting company has a Consulting Agreement focusing on developing business in the European market, commencing on March 10, 2004, for a term of 12 months. Compensation is composed of a listing fee of $12,500 for listing application at a German Stock Exchange, and an engagement fee of 400,000 shares of common stock at $.01, paid on March 10, 2004.

   H. An advisory agreement is in effect between the Company and another consulting firm for services related to the acquisition of new companies and the listing of shares on the American Stock Exchange and other foreign exchanges. The agreement commences on August 1, 2004, for a term of 2 years, ending on August 1, 2006. The compensation is 2,000,000 shares of common stock at $.01, plus 10% of the acquisition price of new companies identified by the consulting company. The 10% shall be paid in shares of common stock valued at the previous day's bid price.

NOTE 4 - CAPITAL TRANSACTIONS

In February 2004 the Company issued 9,050,000 shares of its common stock for the acquisition of Azur Development Corp. Also as part of the overall transaction the Company issued 4,330,000 shares of its common stock pursuant to a "Membership Interest Agreement" in 48 Hendricks, LLC and 10,197,649 shares of common stock to various individuals for their efforts, cooperation and/or services performed on behalf of the Company. All shares were valued at $.01.

In February 2004 the Company sold 4,000,000 common shares for $200,000 pursuant to an exempt transaction.

In April 2004 the Company cancelled two certificates for an aggregate of 3,500,000 common shares at $.01 per share.

In April 2004 the Company issued 230,769 shares of common stock at $.01 in consideration of the acquisition of a 100% interest in a Commercial Agreement relating to a property in Ft. Lauderdale, Florida.

In April 2004 the Company issued 606,250 shares of common stock for fees, at $.01 per share.

In April 2004 the Company issued 1,791,250 shares of common stock for stock subscriptions for a value of $975,000.

In June 2004, the Company entered into an agreement with a European company to exchange stock for the Company, at which time 6,050,000 shares were issued at $.01. The agreement was rescinded on September 30, 2004 and the Company is to receive and cancel all shares issued in the transaction.

In July 2004 the Company issued 761,101 shares of common stock for services rendered at $.01 per share.

In August 2004 the Company issued 20,000 shares of common stock as additional consideration for loans at $.01 per share.

In September 2004 the Company issued 5,000,000 shares of common stock, at .01 per share, for services rendered, at $.01 per share.

In October 2004 the Company issued 1,216,666 shares of common stock as additional compensation for executives signing employment contracts, at $.01 per share.

In November 2004, 3,393,939 shares of common stock were issued for a value of $2,000,000 in consideration of the acquisition of The Grand Shell Landing.; 1,447,010 of these shares are outstanding. The remaining 1,946,929 shares were issued in escrow towards payment of the balance of $1,070,811 on the purchase of the Grand Shell Landing, at the discretion of the seller.

In November 2004, the Company also issued 1,443,734 shares of common stock in partial consideration of the acquisition of a United Kingdom Company, Airtek Ltd. This stock is being held in escrow pending consummation of the terms of the acquisition.

In November 2004, 24,000 shares of common stock were issued in consideration of an extension on an existing agreement, valued at $.01 per share, 50,000 shares at $.01 were issued in consideration of a loan agreement, 25,000 shares were issued at $.01 per share for services, 10,000 shares valued at $.01 per share, as a bonus to a corporate officer.

In December 2004, the company cancelled 4,350,000 of the subscriptions, valued at $.01 per share, as part of the cancellation of the agreement entered into in June 2004, with the European company.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following amount as of December 31, 2004:

         Golf Membership                    $   16,106

         Special Events                         21,300
                                            ----------
                                            $   37,406


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2004:

          Land and Improvements                                $  11,495,704
             Less accumulated depreciation                           (19,182)
                                                               -------------
          Net Land and Improvements                            $  11,476,522

          Buildings                                            $   2,295,616
             Less accumulated depreciation                            (4,782)
                                                               -------------
         Net buildings                                         $   2,290,833

         Equipment & Fixtures                                  $     359,878
              Less accumulated depreciation                           (6,468)
                                                               -------------
         Net Equipment & Fixtures                              $     383,843
                                                               -------------
         Total Property & Equipment                            $  14,151,198
                                                               =============

* Total Depreciation Expense for the year ended December 31, 2004 was $30,432.

NOTE 7 - CAPITAL LEASES

Property held under capital Leases, included with property and equipment at December 31, 2004 consists of the following:

         Equipment                                   $ 256,027
           Less: Accumulated depreciation               (4,267)
                                                     ----------
         Equipment capital lease-net                 $ 251,760

Capital lease obligations consist of the following at December 31, 2004:

         Non-cancelable leases, through 2008,        $ 125,205
             Secured by equipment
         Less: current portion of lease obligations    (49,422)
                                                     ----------
         Long-term capital lease obligations         $  75,783

The following is a schedule of future lease payments under capital leases for years ending December 31:

2005                                                    $  49,422
2006                                                       43,757
2007                                                       42,813
2008                                                        1,830
Thereafter                                                      0
                                                        ---------
Total minimum lease payment                               137,822
  Less: Interest imputed at various rates                 (12,617)
                                                        ----------
Present value of minimum lease payments                 $ 125,205


NOTE 8- LONG TERM DEBT

Long term debt consists of the following

Note Payable -Unsecured revolving line from finance company, with interest payable at 6%
per annum, commencing on October 1, 2004. Principal and interest to be paid  on January 24,
2005, unless amended in writing.    This obligation was paid in full, in 3installments as
follows:  1/15/05 - $295,000,  1/26/05 -$200,000 and  2/16/05 - $200,000.                       $     695,000

Equity Line of credit -Loan is in the name of a partner. Interest rate is variable
(currently at 6.375 %).  Loan secured by Rio Vista property.                                          154,182

Mortgage Payable - First Mortgage in name of a partner. Interest is at a variable rate, currently 3.250 %. Interest only is due monthly until November 1,
2012, and the borrower has the right to prepay with no penalty. Maturity date of
the mortgage is October 1, 2027                                                                     1,034,822

Mortgage Payable - First mortgage secured by 48 Hendricks property.  Bank has a Secured interest in rents, leases, fixed asset and profits. Interest is variable but can never be
less than 5 %.  Current rate is 5.5 %.  Payments are interest only                                  3,361,125

Note Payable to finance company, monthly payments are variable, including interest of6.75%, collateralized by Grand Shell Landing golf course property,
due November 2009                                                                                   6,400,000

Note Payable to finance company, monthly payments of $ 278, including imputed interest of
7%, collateralized by equipment, due October 2006                                                       6,377

Note Payable to finance company, monthly payments of $ 277, including imputed interest of
6.49% collateralized by equipment, due May 2007                                                         7,389

Note payable to a finance company, monthly payments of $ 814, including imputed interest of
6.75%, collectivized by equipment, due October 2006                                                    16,029

Note Payable to a private investor with a term of  30 days and interest at 12%.  This
obligation was satisfied on January 25,2005.                                                          150,000

Note Payable to private investor, due June 30, 2005 with interest payable at 12%,                     450,000
subsequently extended to January 2006.

Notes Payable to shareholders of acquired company, due January 31, 2005                               435,598

Note Payable bearing interest at 6% on acquisition of The Grand Shell Landing
Golf Course to former owner. Owner has an option to purchase 1,946,929 shares of the Company's stock, currently held in escrow, in lieu of payment of the note,
due on November 16, 2005.                                                                           1,070,811
                                                                                                -------------
Total obligations                                                                               $  13,781,333
  Less: short-term portion                                                                         (3,124,783)
                                                                                                -------------
Long-term maturities                                                                            $  10,656,550
                                                                                                -------------

Maturities on the long-term obligations:

2005                  $ 3,124,783
2006                    3,553,487
2007                      191,500
2008                      202,761
Thereafter              6,708,802

NOTE 9 - LOAN ACQUISITION COSTS

Loan acquisition costs consist of the following:

         The Grand Shell Landing            $180,038
         Rio Vista, LLC mortgage              10,350
         48 Hendricks, LLC                   124,582
                                            --------
                                             314,970
         Less Accumulated Amortization       (61,744)
                                            --------
         Total Loan Acquisition Costs       $253,226
                                            ========

Loan costs are amortized as follows:

         The Grand Shell Landing            60 months
         Rio Vista, LLC                    120 months
         48 Hendricks, LLC                  35 months

Amortization Expense for the year ended December 31, 2004 totaled $50,327

NOTE 10 - COMMITMENTS & SUBSEQUENT EVENTS

   A. Current portion of Long-Term Debt with payment due dates through March 31, 2004 have been paid or extended. See Footnote 8 - Long term debt.

   B. The Company has a commitment for $3,000,000 in loans from an investor, of which $450,000 was received through December 31, 2004. The balance of $2,550,000 was received during 2005.

   C. The $3,361,125 Mortgage secured by property held by 48 Hendricks, LLC was consolidated during January 2005, bringing the loan balance to $10,000,000.

   D. The company entered into an agreement to acquire up to 80% of the entity which owns 100% of the land surrounding the Grand Shell Landing Golf Course in Mississippi.

   E. Acquisition of Airtek Safety Limited. On February 24, 2005, the Company acquired 100% of the outstanding shares of Airtek Safety Limited (a United Kingdom corporation). Pursuant to the purchase agreement with shareholders of Airtek, Azur has agreed to pay 6.1 million pounds (approximately $11,224,000) on August 21,2005. The shareholders have the option to acquire an aggregate of 3,741,333 shares of common stock in lieu of cash payment due. The shares of Airtek are being held in escrow pending payment of the purchase consideration. In the event that the Company defaults on its obligation, the agreement will be rescinded and the escrowed shares will be returned to the Airtek shareholders.

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

      At the conclusion of the period ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

ITEM 8B. OTHER INFORMATION

      Azur acquired a 100% interest in the Shell Landing Golf Course on November 17, 2004 when Azur's wholly owned subsidiary, The Grand Shell Landing, Inc., purchased the golf course for $8,000,000 from Shell Landing Golf, LLC, a Mississippi limited liability company of which 21.2% was owned by Carl Crawford, who became Vice President of Golf Operations of the Company after the purchase. The 225 acre course designed by Davis Love III is located in Gautier, Mississippi approximately 13 miles east of Biloxi, which has become a world class entertainment and gambling center with 12 casinos. Between Gautier and Biloxi there are more than 8,000 hotel rooms. There are more than 18,000 hotel rooms along the Mississippi Gulf Coast and an additional 1,500 hotel rooms are under construction

      Golf Digest named Shell Landing among America's Best New Courses in 2002. The January 2002 issue ranked the course #5 in America in the Best New Upscale Public category, the only course in the top five located in the South. Shell Landing includes a clubhouse with locker rooms, a restaurant and catering facilities and a golf shop; a driving range and practice area; a deck and a maintenance building.

      There were 36,139 rounds of golf played on the course in 2004 and through June 30, 2005 20,391 rounds were played in 2005.

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

      The second mortgage loan is evidenced by a purchase money promissory note in the principal amount of $1,600,000. Such note provides for interest at the rate of 6% per annum and is due in one balloon payment on November 17, 2005. Pursuant to an agreement between Azur and the shareholders of the seller, a $529,188.90 credit against the note was taken in November 2004. As of June 30, 2005, the outstanding principal amount of the note was $1,070,811.10.


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

Section 16(a) Beneficial Ownership Reporting Compliance

Each of our officers and director, Donald Goree, Donald Winfrey and Albert Lazo, Otto Reich, Jeffrey Grene and John Duggan, filed an Initial Statement of Beneficial Ownership on Form 3 with respect to such person's ownership of Azur common stock on or prior to August 1, 20052005. Such forms were filed late.

ITEM 10. EXECUTIVE COMPENSATION

       The following table provides information relating to compensation for the fiscal year ended December 31, 2004 for our Chief Executive Officer and compensation payable to other highly compensated executive officers whose total salary and bonus (as determined pursuant to SEC rules) exceeded $100,000.

                                  Long Term Compensation

                                                                            Awards                       Payouts


                                                                            Restricted     Securities
                                                           Other Annual     Stock          Underlying    LTIP       All
                                  Salary        Bonus      Compensation     Award(s)       Options/      Payouts    other
Name and Principal Position       ($)           ($)        ($)              ($)            SARs (#)      ($)        Comp.

Donald Goree, Chairman                 0            0        2,581 (1)       1,400,900         0            0          0
and CEO

Donald Winfrey, President              0            0            0             381,710         0            0          0

Jeffrey Grene, Vice President     40,000            0            0             345,900         0            0          0
of Development

Albert Lazo, General Counsel      80,000            0          738             202,950         0            0          0
and Secretary

(1) Commencing December 15, 2004 and pending the sale of such property, which Azur is currently marketing, Azur has provided to Mr. Goree the rent-free use of a 2 bedroom house located on North Rio Vista Boulevard, Fort Lauderdale, Florida. The property is owned by a general partnership in which Azur has a 53% interest. Azur is carrying all costs for the property, including debt service, taxes and utilities. The value of the benefit to Mr. Goree of living in such property on a rent-free basis for two weeks in 2004 is not included in the table.

Director Compensation

      Otto Reich was issued 50,000 shares of Azur common stock upon his election as a director of Azur. Eduardo Naranjo, who served as a director of Azur from February 11, 2004 to December 31, 2004 was awarded 3,000,000 shares of common stock of Azur on February 11, 2004 and 500,000 shares of common stock of Azur on October 27, 2004 for services to Azur.

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

       NAME AND ADDRESS                                 AMOUNT OF AND NATURE               PERCENTAGE
       OF BENEFICIAL OWNER                              OF BENEFICIAL OWNERSHIP            OF CLASS
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

** Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to us for the fiscal years ended December 31, 2004 and 2003 by Baum & Co., P.A.:


                                         Fiscal Year             Fiscal Year
                                             Ended                  Ended
                                       December 31, 2003       December 31, 2004
                                       -----------------       -----------------
          Audit Fees                       $35,000                  $40,000
          Audit Related Fees (1)                 0                   20,000
          Tax Fees  (2)                          0                        0
          All Other Fees                         0                        0


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

                                                    AZUR INTERNATIONAL, INC.


                                                    By: /s/ Donald Winfrey
                                                       ------------------------
                                                       Donald Winfrey, President

Dated: August 12, 2005


      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Donald H. Goree                                             August 12, 2005
----------------------------------------
Donald H. Goree, Chairman and Chief Executive Officer

/s/ Donald Winfrey                                              August 12, 2005
----------------------------------------
President and Director

/s/ Albert Lazo                                                 August 12, 2005
----------------------------------------
Albert Lazo, Secretary, General Counsel
and Director

/s/ Nora Zampieri                                               August 12, 2005
----------------------------------------
  Nora Zampieri, Principal Accounting Officer


----------------------------------------
John Duggan, Director


----------------------------------------
Otto Reich, Director