Form 10QSB
period 2005-03-31
Azur International, Inc.
filed 2005-08-17
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------

                    |X| QUARTERLY REPORT UNDER SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                      For the Quarter Ended March 31, 2005

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                                  -------------

                        Commission File Number 000-27113

                            AZUR INTERNATIONAL, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                        50-0015673
--------------------------------------------------------------------------------
State or other jurisdiction of                            (I.R.S. Employer
corporation or organization)                            Identification Number)

101 NE 3rd Avenue, Fort Lauderdale, Florida                      33301
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (954) 763-1515

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |_| NO |X|

As of the close of business on July 20, 2005, there were 48,614,369 shares of the Registrant's $.0001 par value per share Common Stock outstanding.

                            AZUR INTERNATIONAL, INC.


TABLE OF CONTENTS


PART I     Financial Information                                           Page

Item 1.    Financial Statements                                                3

Item 2.    Management's Discussion and Analysis or
           Plan of Operation                                                  16

Item 3.    Controls and Procedures                                            21


PART II    Other Information

Items 1 through 6                                                          21-23

Signature Page

                           FORWARD-LOOKING STATEMENTS

      The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts are forward-looking statements under the federal securities laws. These forward-looking statements, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed in, or implied by, such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements are changes in general economic conditions, increased or unexpected competition, costs related to a proposed share exchange between the holders of our common stock and New Harvest Capital Corporation, failure to obtain required stockholder or regulatory approvals or the share exchange not closing for any other reason, failure of the combined company to retain and hire key employees, difficulties in successfully integrating the parties' businesses, the effects of incurring and servicing substantial debt and other matters disclosed in our filings with the Securities and Exchange Commission.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005

                                                                                      2005
                                                                                  ------------
                                                                                  (Unaudited)
 ASSETS
Current Assets
          Cash and Cash Equivalents                                               $    324,662
          Accounts Receivable                                                        2,695,858
          Inventory                                                                    422,201
          Prepaid Expenses                                                             485,043
          Other Receivables                                                            890,259
                                                                                  ------------
                  Total Current Assets                                               4,818,023

Property, Plant & Equipment (net of accumulated depreciation                        19,157,873
          of                                                                      $  1,812,822)

Other Assets
          Loan Acquisition Costs (net of amortization of $72,825)                      242,145
          Investments in Real Estate                                                   240,000
          Construction Deposits                                                      2,020,000
          Deposits - Land Purchase                                                   1,250,309
          Security Deposits                                                             11,416
          Goodwill                                                                   9,322,845
                                                                                  ------------
                  Total Other Assets                                                13,086,715

                                                                                  ------------
TOTAL ASSETS                                                                      $ 37,062,612
                                                                                  ============

     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts Payable & Accrued Expenses                                     $  2,563,764
          Current Portion-Notes/Mortgages Payable                                   17,292,687
          Current Portion-Capital Lease Obligation                                     265,436
          Other Current Liabilities                                                     97,284
                                                                                  ------------
                  Total Current Liabilities                                         20,219,171

Long-Term Debt
          Notes/Mortgages Payable                                                   11,012,270
          Capital Lease Obligation                                                     660,302
          Liabilities Subject to Compromise from Bankruptcy                            752,971
                                                                                  ------------
                  Total Long-Term Debt                                              12,425,543

Other Liabilities
          Deposits Held                                                              2,020,000
          Deferred Tax                                                                 236,880
                                                                                  ------------
                  Total Other Liabilities                                            2,256,880

                                                                                  ------------
                  Total Liabilities                                                 34,901,594
                                                                                  ------------

Stockholders' Equity
          Common Stock - $.01 par value, 200,000,000 shares
                 authorized; shares issued and outstanding 41,972,266                  419,723
          Non Controlling Interest in Subsidiaries                                   2,672,904
          Additional Paid in Capital                                                 2,211,964
          Accumulated Deficit                                                       (3,097,499)
          Accumulated Other Comprehensive Loss                                         (46,074)
                                                                                  ------------
                  Total Stockholders' Equity                                         2,161,018

                                                                                  ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ 37,062,612
                                                                                  ============

    The accompanying notes are an integral part of the financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months
                          Ended March 31, 2005 and 2004

                                                                2005              2004
                                                             ------------    ------------
                                                              (Unaudited)     (Unaudited)
Revenues
       Sales                                                 $  1,533,073    $         --
       Rents                                                    2,248,898          22,791
                                                             ------------    ------------
             Total Revenue                                      3,781,971          22,791

Cost of Sales                                                   1,537,480              --
                                                             ------------    ------------
Gross Income                                                    2,244,490          22,791

Operating Expenses
             General & Administrative Expenses                  2,333,647         219,559
                                                             ------------    ------------
             Total Operating Expenses                           2,333,647         219,559
                                                             ------------    ------------

Net Income (Loss) Before
             Other Income/(Expense)                               (89,156)       (196,768)

Other Income and (Expense)
             Interest Income                                        1,747               2
             Other Income                                             219              --
             Interest Expense                                    (140,391)        (15,373)
             Other Expense                                        (37,210)             --
                                                             ------------    ------------
                        Total Other Income and (Expense)         (175,636)        (15,371)

                                                             ------------    ------------
Net Income (Loss) from Continuing Operations                     (264,792)       (212,139)
                                                             ------------    ------------

Net Income (Loss) before adjustments for minority interest       (264,792)       (212,139)

             Non Controlling Interest in Subsidiary               (48,737)          5,121
                                                             ------------    ------------

Income (Loss) before Provision for Income Taxes                  (313,529)       (207,018)

Provision for Income Taxes                                        (75,313)             --
                                                             ------------    ------------

Net Income (Loss)                                            $   (388,842)   $   (207,018)
                                                             ============    ============


Net Loss per Weighted Average Number of
 Common Shares                                               $      (0.01)   $      (0.03)
                                                             ============    ============

Weighted Average Number of Common
 Shares Outstanding                                            29,881,291       6,421,941
                                                             ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months
                          Ended March 31, 2005 and 2004

                                                                          2005             2004
                                                                       ------------    ------------
                                                                       (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Income (Loss)                                         $   (388,842)   $   (207,018)
             Adjustments to Reconcile Income (Loss) to Net Cash
             Provided (Used) for Operating Activities:
             Depreciation and Amortization                                  319,527           7,388
             Services and Interest paid by Isuance of Common Stock            6,000         139,998
             Changes in Assets and Liabilities:
                         Increase in Accounts Receivable                   (224,018)             --
                         Increase in Inventory                              (31,696)             --
                         Increase in Prepaid Expenses                      (118,283)             --
                         Increase in Security Deposits                      (11,416)             --
                         Decrease in Loans Receivable                       603,994              --
                         Increse in Other Receivables                      (667,832)
                         Increase in Other Current Liabilities               97,284              --
                         Decrease in Accounts Payable & Accruals            (32,750)             --
                                                                       ------------    ------------

             Net Cash Used In Operations                                   (448,032)        (59,632)
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                         Increase in Building in Progress                  (611,421)         (5,020)
                         Increase in Real Estate Holdings                   (10,876)
                         Increase in Real Estate Deposits                (1,250,309)        (50,000)
                         Purchase of Fixed Assets                          (278,270)             --
                         Cash acquired on Acquisitions                       24,128           3,206
                                                                       ------------    ------------

             Net Cash Used in Investing Activities:                      (2,115,872)        (62,690)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                         Proceeds from Customer Deposit Escrows           1,177,500              --
                         Increase in Customer Deposits Held              (1,177,500)             --
                         Proceeds from Sale of Common Stock                      --         200,000
                         Proceeds From Stock Subscriptions                       --         320,000
                         Proceeds From Notes and LoansPayable             3,278,940           6,297
                         Minority Shareholder Contributions                 136,731              --
                         Payments on Capital Leases                         (37,487)             --
                         Payment of Notes and Loans Payable              (1,101,381)        (97,708)
                                                                       ------------    ------------
             Net Cash Provided (Used) in Financing Activities:            2,276,803         428,589
                                                                       ------------    ------------

Net Increae (Decrease) in Cash                                             (287,101)        306,267

Beginning Cash                                                              611,763              --

                                                                       ------------    ------------
Ending Cash                                                            $    324,662    $    306,267
                                                                       ============    ============

SCHEDULE OF NONCASH ACTIVITIES:
             Common Stock Issued for Services and Interest             $      6,000         139,998
             Common Stock Issued for Acquisitions                            21,467          98,800
             Property and equipment valued at $ 11,224,000 were
             acquired through the issuance of an obligation payable      11,224,000

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Expense Paid                                                        53,977    $     15,371
Income Taxes Paid                                                                --              --


The accompanying notes are an integral part of the consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

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

In November of 2004, the company acquired The Grand Shell Landing, Inc., which operates an 18-hole golf course, pro shop and restaurant in Mississippi. At the present time, The Grand Shell Landing, Inc. generates golf-related revenues only; there is no real estate activity

On February 24, 2005 the Company purchased Airtek Safety Limited, a British company which derives income from the rental of cranes and equipment and services to the construction industry. The purchase, which was effective January 1, 2005, was a cash transaction whereby the sellers have the option of taking stock in lieu of cash.

Azur International, Inc. is in the business of developing and marketing luxury residential and resort properties.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of Azur International, Inc. and its wholly-owned subsidiaries its wholly owned subsidiaries. All material inter-company transactions have been eliminated. The following is a list of subsidiaries and their respective controlling interests:

Rio Vista, LLC - 53%
48 Hendricks. LLC - 63%
Azur Development Corp. - 100%
The Grand Shell Landing - 100%
Airtek Safety Limited - 100%
Azur Shell Landing LLC - 100%

C. REAL ESTATE HOLDINGS

Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004


D. REVENUE RECOGNITION

Real Property: Revenue is recognized under the full accrual method of accounting upon the completed sale of real property held for development and sale. All costs incurred directly or indirectly in acquiring and developing the real property are capitalized. Revenues for sales and rentals generated from The Grand Shell Landing, Inc. are also recognized under the full accrual method of accounting. Airtek Safety Limited reports under the historical cost convention and in accordance with the Financial Reporting for Smaller Entities (effective June 2002).

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

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

G. PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are being depreciated over their useful lives using straight line depreciation methods. The estimated useful lives of significant assets are as follows:

                  Equipment                           5 years
                  Land Improvements                  20 years
                  Buildings                          40 years
                  Hire Equipment                     12 years


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

Construction deposits amounting to $2,020,000 for the purchase of units in the 48 Hendricks project have been collected and deposited in an escrow account with the escrow agent, Adorno & Yoss, P.A., as per our Escrow Agreement dated August 25, 2004. As per said agreement, the first $1,117,500 deposited, which represent 10% of the purchase price due at signing, must remain in the escrow account at all times. The second 10% deposit, due at the start of construction, may be used to towards hard construction costs only. At March 31, 2005, the balance in the escrow account is $2,020,000.

J. ALLOWANCE FOR DOUBTFUL ACCOUNTS

An allowance for doubtful accounts is estimated and recorded based on the Company's historical bad debt experience. Management believes that all accounts receivable will be collected within one year; therefore, an allowance for doubtful accounts is not necessary.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

K. INVENTORY

Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method.

L. EARNINGS/LOSS PER SHARE

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the three months ended March 31, 2005 was 42,693,500 and the resulting loss per share was $0.009 per share.

M. INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $ 3,097,499.


                     Statutory federal income taxes    34%
                     Valuation allowance              (34)
                     Effective tax rate               -0%

The provision for British income taxes for Airtek Safety Limited, the British subsidiary, is equal to $231,840.

NOTE 2 - RELATED PARTY TRANSACTIONS

Rio Vista LLC, a subsidiary of Azur Development Corp. has mortgages with banks on property owned that were financed in the individual name of a principal of the company. There are also bank accounts that are titled in the name of the same principal that belong to Rio Vista, LLC.

A major shareholder of Azur International is also a minority owner in both Rio Vista, LLC and 48 Hendricks, LLC.

An officer of the company is currently using a property owned by the corporation personally.

NOTE 3 - EMPLOYMENT/CONSULTING AGREEMENTS

The following employment and consulting agreements are in effect as of March 31, 2005:

A. The Chief Executive Officer, who also serves as the chairman of the Board of Directors of the Company, has a consulting agreement with a 36 month term, commencing on February 1, 2004. His compensation for the duration of the agreement is as follows: Year 1 - 500,000 restricted shares of Azur International common stock at $.01. Year 2 - $360,000 per year, plus 500,000 restricted shares of Azur International common stock at $.01. Year 3 - $480,000 per year, plus 500,000 restricted shares of Azur International common stock at $.01. Under this Consulting Agreement, the Company provides said executive with an automobile.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

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

C. The Vice President of Operations of the Company's has an employment agreement with a term of 3 years, commencing on September 1, 2004. His compensation, beginning on January 1st, 2005, is $120,000 per annum. He also received a signing bonus in the form of 50,000 restricted shares of the Company's common stock at $3.00 per share. The Signing Bonus was paid sixty days from the effective date of the contract, which was September 1, 2004.

NOTE 3 - EMPLOYMENT/CONSULTING AGREEMENTS (continued)

D. The General Counsel & Corporate Secretary has an employment agreement with a term of one year, commencing on April 15, 2004. After the initial term, the agreement shall renew automatically for additional one year periods, unless terminated by either party. His compensation is $180,000 per annum, to be increased at a rate of no less than 10% per annum.

E. The Vice President of Development, who is also the President of the Azur Development subsidiary, has a Consulting Agreement with a term of twelve months, commencing on November 1, 2004. After the initial term, the agreement shall renew automatically for additional twelve month term, unless terminated by either party. His compensation is 10% of the net profits of any developments that he initiates. He shall be paid 50% in cash payment, and 50% in restricted common shares at $.01.

F. The CEO of Azur Development UK, who has been engaged to develop home building and commercial development projects, as well as oversee any European projects, has a Consulting agreement with a term of three years, commencing on October 5, 2004. His compensation is a base fee of 3,000,000 of shares of common stock at $.01.

G. An international consulting company has a consulting agreement focusing on developing business in the European market, commencing on March 10, 2004, for a term of twelve months. Compensation is composed of a listing fee of $12,500 for listing application at a German Stock Exchange, and an engagement fee of 400,000 shares of stock at $.01, paid on March 10, 2004.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

H. An advisory agreement is in effect between the Company and another consulting firm for services related to the acquisition of new companies and the listing of shares on the American Stock Exchange and other foreign exchanges. The agreement commences on August 1st, 2004, for a term of 2 years, ending on August 1st, 2006. The compensation is 2,000,000 shares of common stock at $.01, plus 10% of the acquisition price of new companies identified by the consulting company. The 10% shall be paid in shares of common stock valued at the previous day's bid price.

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

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

NOTE 4 - CAPITAL TRANSACTIONS (continued)

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

In November 2004 and Januray 2005, the Company issued 1,443,734 and 2,146,666 shares of common stock respectively, in consideration of the acquisition of Airtek Safety Ltd, (a United Kingdom company). This stock of Azur International is being held in escrow pending consummation of the terms of the acquisition. The consideration is due on August 21, 2005.

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

In January 2005 the Company issued 50,000 shares to attorney in consideration of an employment contract.

In January 2005 the Company issued 50,000 shares to a director in consideration of directors fees.

In February 2005, the Company issued 500,000 shares to a lender in consideration of loan fees.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following amount as of March 31, 2005:

             Golf Membership & Events                   $  369,161
             Trade Receivables                           2,277,193
                                                        ----------
                                                        $2,646,354
                                                        ==========

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2005:

Land and Improvements                                              $ 12,133,653
    Less accumulated depreciation                                      (132,128)
                                                                   -------------
 Net Land and Improvements                                         $ 12,001,525

Buildings                                                          $  2,295,616
    Less accumulated depreciation                                       (19,399)
                                                                   -------------
Net buildings                                                      $  2,276,216

Equipment & Fixtures                                               $  6,550,424
     Less accumulated depreciation                                   (1,670,295)
                                                                   -------------
Net Equipment & Fixtures                                           $  4,880,132
Total Property & Equipment                                         $ 19,157,873
                                                                   ============

* Total Depreciation Expense for the three months ended March 31, 2005 was $190,850.

NOTE 7 - CAPITAL LEASES

Property held under capital Leases, included with property and equipment at March 31, 2005 consists of the following:

           Equipment                                       $ 256,027
             Less: Accumulated depreciation                  (25,312)
                                                           ---------
           Equipment capital lease-net                     $ 230,715

Capital lease obligations consist of the following at March 31, 2005:

           Non-cancelable leases, through 2008,            $ 114,354
               Secured by equipment
           Less: current portion of lease obligations        (49,422)
                                                           ---------
           Long-term capital lease obligations             $  64,932

The following is a schedule of future lease payments under capital leases for years ending December 31:

           2005                                            $  38,571
           2006                                               43,757
           2007                                               42,813
           2008                                                1,830
           Thereafter                                              0
                                                           ---------
           Total minimum lease payment                       126,971
           Less: Interest imputed at various rates           (12,617)
                                                           ---------
           Present value of minimum lease payments         $ 114,354

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

NOTE 8- LONG TERM DEBT

Long term debt consists of the following:

Equity Line of credit -Loan is in the name of a partner
Interest rate is variable (currently at 6.375 %). Loan
secured by Rio Vista property                                           151,360

Mortgage Payable - First Mortgage in name of a partner
Interest is at a variable rate, currently 3.250 %. Interest
only is due monthly until November 1, 2012, and the borrower has the right to prepay with no penalty. Maturity date of
the mortgage is October 1, 2027                                       1,034,822

Mortgage Payable - First mortgage secured by 48 Hendricks
property.  Bank has a Secured interest in rents, leases,
fixed asset and profits. Interest is variable but can never
be less than 5 %. Current rate is 5.5 %. Payments are
interest only                                                         3,750,828

Note Payable to finance company, monthly payments are
variable, including interest of 6.75%, collateralized by
Grand Shell Landing golf course property, due November 2009           6,374,767

Note Payable to finance company, monthly payments of $278,
including imputed interest of 7%, collateralized by
equipment, due October 2006                                               5,650

Note Payable to finance company, monthly payments of $277,
including imputed interest of 6.49% collateralized by
equipment, due May 2007                                                   6,671

Note payable to a finance company, monthly payments of $
814, including imputed interest of 6.75%, collectivized by
equipment, due October 2006                                              13,845

Note Payable to private investor, due January 1, 2006 with
interest payable at 12%, and unsecured                                3,000,000

Notes Payable to private investor with maturity date of
August 14, 2005                                                         700,000

Notes Payable - various installment obligations for crane
and safety equipment                                                    972,204

Note Payable bearing interest at 6% on acquisition of The
Grand Shell Landing Golf course to former owner. Owner has
an option to purchase the Company's stock, currently held in escrow, in lieu of payment of the note, due on November 16,
2005                                                                  1,070,811

Obligation payable for acquisition of Airtek Safety Ltd,
non-interest-bearing, secured by common stock held in
escrow, due on August 21, 2005. The shareholders of Airtek
can choose to accept common stock in lieu of cash payment            11,224,000
                                                                   ------------
 Total obligations                                                 $ 28,304,957
  Less: short-term portion                                          (17,292,687)
                                                                   ------------
Long-term maturities                                               $ 11,012,270
                                                                   ------------

Maturities on the long-term obligations:

2005                   $17,292,687
2006                     3,553,487
2007                       191,500
2008                       202,761
Thereafter               7,064,522


NOTE 9 - LOAN ACQUISITION COSTS Loan acquisition costs consist of the following:

               The Grand Shell Landing                 $ 180,038
               Rio Vista, LLC mortgage                    10,350
               48 Hendricks, LLC                         124,582
                                                       ---------
                                                         314,970
               Less Accumulated Amortization             (72,825)
                                                       ---------
               Total Loan Acquisition Costs            $ 242,145
                                                       =========

Loan costs are amortized as follows:

                The Grand Shell Landing                60 months
                Rio Vista, LLC                        120 months
                48 Hendricks, LLC                      35 months

Amortization Expense for the three months ended March 31, 2005 totaled $ 78,825

NOTE 10 - COMMITMENTS & SUBSEQUENT EVENTS

A. The construction loan agreement secured by property held by 48 Hendricks, LLC has a credit line of $10,685,000. The current balance on the loan is $3,361,125.

B. The company entered into an agreement to acquire up to 80% of the entity which owns 100% of the land surrounding the Grand Shell Landing Golf Course in Mississippi.

NOTE 11 - ACQUISITION OF AIRTEK SAFETY LTD.

On February 24, 2005, the Company acquired 100% for the outstanding shares of Airtek Safety Limited (a United Kingdom corporation). Pursuant to the purchase agreement with the shareholders of Airtek, Azur International has agreed to pay
6.1 million pounds (approximately $11,224,000) on August 24, 2005. The shareholders have the option to acquire an aggregate of 3,741,333 shares of common stock in lieu of cash payment due. The shares of Airtek are being held in escrow pending payment of the purchase consideration. In the event that the Company defaults on its obligation, the agreement will be rescinded and the escrowed shares will be returned to the Airtek shareholders.

On August 9, 2005, the Company and the shareholders of Airtek Safety Limited signed the First Addendum to the Agreement for the Sale and Purchase of the Entire Issued Share Capital of Airtek Safety Limited. The addendum extended the "Deferred Payment Date" in the initial agreement to six months from August 24, 2005, making the new due date February 24, 2006. As part of the addendum, the Company shall pay the following "Installment Payments": $250,000 on September 24, 2005, and $75,000 each subsequent month on October 24, 2005, November 24, 2005, December 24, 2005 and January 24, 2005. The Installment Payments shall be distributed to the Sellers in their respective percentages (as listed on Schedule A to the agreement). The Installment Payments shall reduce the total purchase price accordingly, and the Consideration Shares held by the escrow agent shall be reduced and returned to the Company as follows: 83,000 shares on September 24, 2005, and 25,000 shares upon each subsequent installment payment.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

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

      During the quarter ended March 31, 2004, Azur had minimal operations. Accordingly, the analysis below addresses only Azur's financial results for the quarter ended March 31, 2005.

                          Quarter Ended March 31, 2005

Results of Operations

Revenue and Gross Profit

      For the quarter ended March 31, 2005, total revenue was $3,781,971 which included approximately $1,502,000 in crane rentals and related income, approximately $1,375,000 from the sale and rental of safety equipment and related consulting services, and approximately $925,000 in sales from golf course operations.

      Crane rentals are priced on a weekly basis. Additional revenues come from transportation and set up charges, training, hire of ancillary equipment and operators. During the quarter ended March 31, 2005 we had 74 cranes available for rental of which 53 cranes (71.6%) were deployed. Of the 74 cranes available, 37 were owned by Airtek and 37 were owned by its joint venture partner, Arcomet of Belgium.

      Safety equipment is offered for outright sale as well as rent. Safety equipment rentals are priced on a day-rate basis. During the quarter ended March 31, 2005 approximately $334,000 was derived from the sale of equipment, while approximately $1,041,000 was from rentals and other charges.

      Golf course revenues are primarily derived from daily greens fees at The Grand Shell Landing Golf Club. There were 9,546 paid rounds were played during the quarter ended March 31, 2005, yielding revenue of approximately $638,000. Additional revenues of approximately $277,000 were derived from sales of clothing, equipment, food, and beverages at the retail facilities in the Shell Landing clubhouse.

Cost of Sales

      Cost of sales for the quarter ended March 31, 2005 were $1,537,480 and were comprised of approximately $779,185 in costs relating to crane rentals, approximately $691,681 in safety equipment-related production costs, and approximately $94,000 in the cost of inventory for retail items sold at the golf course club house.

      In crane rentals, the cost of sales are comprised primarily of rental payments to Arcomet and direct labor costs. In safety equipment the cost of sales include the cost of actual equipment sold, in the case of sales, and in the case of the rental business the costs are largely direct labor.

      The cost of sales for the golf course business is comprised entirely of inventory costs for equipment, clothing, food, and beverages.

General and Administrative

      General and administrative expenses were $2,333,647 in the quarter ended March 31, 2005 and were comprised primarily of: crane and safety equipment rental and sales expenses of approximately $847,157, golf-related expenses of approximately $558,000, and corporate overhead and real estate-related expenses of $723,000.

Interest Expense

      Interest expense for the quarter ended March 31, 2005 totaled $140,391.

Net Loss

      The net loss for the quarter ended March 31, 2005 of $388,842 reflects the early stage of our business operations as costs are being incurred in connection with acquisition activities and to create management infrastructure, and as pre-development expenses are paid in connection with new real estate development projects.

Liquidity and Capital Resources

      At March 31, 2005 we had a net working capital deficit of $15,401,148. Included in liabilities are notes payable totaling in excess of $17,000,000 which come due on or before January 1, 2006, including notes payable of $11,224,000 to former Airtek shareholders in connection with Azur's acquisition of Airtek which come due in August, 2005. According to the terms of our purchase agreement, we are not allowed to transfer any cash from the Airtek operation to the parent company or to any affiliates prior to the complete satisfaction of these notes payable. Please refer to the schedule of maturities shown below for additional details regarding the maturities of our long-term debt.

      Management is currently pursuing multiple financing alternatives with respect to satisfying these obligations, including (a) raising additional equity capital (b) restructuring the terms of these existing debt obligations, and (c) issuing additional debt securities. There can be no assurance, however, that such additional funds will be available, or, if available, available on commercially acceptable terms. If we are unable to raise capital and renegotiate terms of existing debt we may be forced into a substantial liquidation of assets, which may occur on terms unfavorable to Azur and may foreclose future growth opportunities. Please refer to the more detailed schedule of our maturities and debt obligations shown below for information regarding obligations outstanding and security interests that have been granted in connection with those obligations.

      There are other factors and risks that could impair our ability to meet current obligations in the future. A significant portion of our expected future cash inflows are dependent upon successfully completing and closing sales on the various condominium development projects that are now planned or underway. These expected cash inflows will not occur until construction is complete and we have closed on the sales of the individual units to the purchasers. As such, our revenues are collected at very irregular intervals and we are required to fund substantial receivables during the construction period. Please refer to the Risk Factors section of this document for a more complete description of the risks attendant to our real estate development and other business activities.

      We have identified numerous real estate development opportunities, which, in our opinion offer attractive growth and profit potential, based on the risks involved. However, our expectations for growth in the real estate development business are entirely dependent on our ability to raise additional capital. We are currently seeking a total of approximately $60 million in additional capital from potential equity partners and from conventional construction lenders to finance the construction of The Islands at Shell Landing, a 200 unit condominium project located adjacent to the club house at The Grand Shell Landing Golf Course. We are also seeking to raise approximately $12 million in a form yet to be determined in order to provide necessary working capital for operations and to finance, among other things, the purchase of additional land adjacent to The Grand Shell Landing Golf Course. Currently, there remains significant interest in gulf coast real estate among the investment community. However, our ability to raise the funds we need in order to pursue these opportunities is not assured and may become more difficult if interest rates continue to rise, if a major natural disaster were to hit the area, or if investors begin to perceive real estate prices to have risen beyond the point where attractive future returns are possible. Please refer to the Risk Factors section of this document for other factors that could inhibit our ability to raise the capital necessary to create growth and sustain existing operations.

      In a related party transaction, subsequent to March 31, 2005 we acquired from the Crawford Family Limited Partnership ("CFLP") and from the Naranjo Family Limited Partnership ("NFLP") up to an 80% interest in approximately 1,200 acres of land that adjoins the Grand Shell Landing Golf Course, on which we have the opportunity to pursue significant real estate development projects well into the future. The purchase agreement between Azur and the sellers contains several conditions that require future performance on the part of Azur. In the event that we are unable to meet these conditions on a timely basis, the sellers have remedies available by contract that may cause our ownership interest in the land to revert back to the sellers, which will significantly reduce our future cash flow and profit potential.

      In connection with the above transaction we also acquired from Carl Crawford an option to purchase for $7.5 million up to an 80% interest in an additional 568 acres adjacent to the Grand Shell Landing Golf Course. If acquired, we believe this land will create significant opportunity for growth and profit for our real estate development operations. However, as noted above, there are no assurances that we will be successful in raising the capital necessary to exercise this option.

      Our interests in these two land parcels represent substantially all of our existing future opportunity for growth and profit as it relates to our ownership of The Grand Shell Landing resort property.

Discussion of Certain Current Assets and Liabilities

Accounts receivable

      Our accounts receivable at March 31, 2005 amounted to $2,695,858 which was comprised primarily of trade receivables in the safety equipment (approximately $1,106,000) and crane rental (approximately $1,219,000) businesses. These accounts are generally due on the 28th day after invoice date.

Inventory

      At March 31, 2005, our inventory was $422,201 which consisted primarily of parts and components related to the rental of cranes and safety equipment, and apparel and equipment held in stock in our golf course occupations.

Prepaid expense

      At March 31, 2005 our prepaid expenses totaled $485,043, which included approximately $94,000 in escrow for property taxes associated with the golf course, $42,000 of prepaid insurance related to the golf course and approximately $297,000 of prepaid expenses related to the Airtek cranes and safety equipment business.

Other receivables

      At March 31, 2005 other receivables totaled $890,259, which consisted primarily of loans and other miscellaneous receivables in the crane and safety equipment business.

Accounts Payable

      Accounts payable and accrued expenses at March 31, 2005 were $2,563,764 and consisted primarily of $1,585,000 of trade payables and $982,000 of accrued general and administrative expenses.

Analysis of Cash Flow

Cash flow used in operations

      Cash used in operations totaled $448,032, comprised primarily of our net loss of approximately $388,000, plus an increase in accounts receivable of approximately $224,000, and in increase in prepaid expenses of approximately $118,000. The increase in accounts receivable is primarily attributable beginning of year membership billings for the golf course and growth in our Airtek operations. The increase in prepaid expenses is primarily attributable to the prepayment of interest expense on the Meritage condominium debt, and general business growth in our Airtek operations.

Cash flow used in investing activities

      Cash used in investing activities totaled $2,115,872. As described previously, we are in the beginning phases of our real estate development operations and as such we currently require significant amounts of cash to fund acquisitions of property for development. In connection with these efforts we entered a purchase contract for undeveloped land that adjoins the Grand Shell Landing Golf Course which required a cash deposit of approximately $1,250,000. Other uses of cash in investing activities included construction costs of approximately $611,400, and the acquisition of additional fixed assets, primarily equipment in our Airtek subsidiary, of approximately $300,000.

Cash flow from financing activities

      Our financing activities provided net cash of $2,276,803. This cash was raised principally in the form of net new debt of approximately, $3,278,940 and from deposits received in connection with the pre-sale of condominiums. As of March 31, 2005 we have received total condominium deposits of $2,020,000. The total amount of deposits reflected as a source of cash of approximately $345,000 is limited to the amount by which total deposits received exceed the legally-stipulated amount to be held in escrow. Below are additional details with respect to our debt financing at March 31, 2005.

                                   DUE IN LESS          DUE              DUE
                                      THAN 1           IN 1-3          AFTER 4
OBLIGATION                            YEAR             YEARS            YEARS
                                   -----------      -----------      -----------
Notes Payable                      $17,120,642                       $ 6,200,422
Mortgages                              151,360        3,750,828        1,061,020
                                   -----------      -----------      -----------
Total cash obligations             $17,272,002      $ 3,750,828      $ 7,261,442



Equity Line of credit -Loan is in the name of a partner
Interest rate is variable (currently at 6.375 %). Loan
secured by Rio Vista property.                                          151,360

Mortgage Payable - First Mortgage in name of a partner
Interest is at a variable rate, currently 3.250 %. Interest
only is due monthly until November 1, 2012, and the borrower has the right to prepay with no penalty. Maturity date of
the mortgage is October 1, 2027                                       1,034,822

Mortgage Payable - First mortgage secured by 48 Hendricks
property. Bank has a Secured interest in rents, leases,
fixed asset and profits. Interest is variable but can never
be less than 5 %. Current rate is 5.5 %. Payments are
interest only                                                         3,750,828

Note Payable to finance company, monthly payments are
variable, including interest of 6.75%, collateralized by
Grand Shell Landing Golf Course and its assets, due November
2009                                                                  6,374,767

Note Payable to finance company, monthly payments of $278,
including imputed interest of 7%, collateralized by
equipment, due October 2006                                               5,650

Note Payable to finance company, monthly payments of $277,
including imputed interest of 6.49% collateralized by
equipment, due May 2007                                                   6,671

Note payable to a finance company, monthly payments of $
814, including imputed interest of 6.75%, collectivized by
equipment, due October 2006                                              13,845

Note Payable to private investor, due January 1, 2006 with
interest payable at 12%                                               3,000,000

Note Payable to a limited liability company which is 33.3%
owned by a related party, with maturity date of August 14,
2005.                                                                   700,000

Notes Payable - various installment obligations for cranes
and safety equipment.                                                   951,519

Note Payable on acquisition of The Grand Shell Landing Golf
Course to former owner. Owner has an option to purchase the
Company's stock, currently held in escrow, in lieu of
payment of the note.                                                  1,070,811

Obligation Payable for acquisition of Airtek Safety Ltd. -
Non-interest bearing, secured by common stock held in
escrow, due on August 21, 2005. At the option Airtek
shareholders, common stock of Azur International may be
accepted in lieu of cash payment.                                    11,224,000
                                                                    -----------
Total                                                               $28,284,272
        Less: short-term portion                                    (17,292,687)
                                                                    -----------
        Long-term maturities                                         11,012,270
                                                                    -----------

ITEM 3 - CONTROLS AND PROCEDURES

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

      At the conclusion of the period ended March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      None


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      In January 2005 the Company issued 50,000 shares of common stock to a corporate attorney in consideration of an employment contract. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") afforded by Section 4(2) of the Securities Act.

      In January 2005 the Company issued 50,000 shares to a director as a director's fee. The issuance was made in a private placement transaction under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None


Item 5. Other Information

      On February 24, 2005 Azur purchased from 8 persons 133,000 shares, constituting all of the outstanding shares, of Airtek Safety Limited, a United Kingdom corporation which designs and manufactures safety systems for the construction industry, including air bag safety systems, staircase safety systems, leading edge protection, vertical side netting, stairwell platforms and ladder safety devices. Airtek also owns 50% of Airtek Cranes, Ltd., a United Kingdom joint venture which distributes a line of remote-controlled, self-erecting tower cranes manufactured by Arcomet of Belgium, the holder of the other 50% interest in the joint venture.

      Pursuant to the purchase agreement with the sellers, Azur has agreed to pay the sellers an aggregate of (pound)6.1 million (approximately $11,224,000) on August 24, 2005. The due date of such obligation has been extended to February 24, 2006. The sellers have the option to acquire an aggregate of 3,741,333 shares of Azur common stock in lieu of the cash consideration. The shares of Airtek purchased by Azur are being held in escrow pending payment of the purchase consideration.

      Airtek's AirMat Safety System is comprised of a series of interlinked modular air mattresses designed to provide "soft fall" arrest to reduce and minimize injuries and fatalities due to falls from height on construction, civil engineering, maintenance and refurbishment projects. The modules are manufactured in a range of standard sizes, which with simple planning, allows for configuration to accommodate any project. The system is patented in the European Union and marketed throughout Europe and the United States. Airtek also manufactures and markets related safety systems, including a stairsafe system designed to give workers protection while working around open stairwells, and a laddersafe system which is designed to prevent unauthorized access to elevated work areas Airtek also has installed a safety barrier system at the British Speedway. Airtek Cranes, Ltd. markets in the United Kingdom the Arcomet line of pedestrian-operated remote controlled self-erecting tower cranes. Unlike conventional cranes the Arcomet cranes arrive at the worksite as self-contained units and can be operable within four hours.

      Airtek also has a division which provides training services for managers and workers in the construction and allied industries.

      One of the sellers of the shares of Airtek is a trust of which John Duggan and certain members of his family are beneficiaries. The trust sold 33,000 of the 133,000 shares sold in the transaction. Mr. Duggan is a director of the Company.


Item 6. Exhibits

      (a)   Exhibits

      31.1- Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2202.

      31.2- Certification of the Chief Financial Officer pursuant to Rules
            13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1- Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350 as adopted, pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.

      32.2- Certification of the Principal Accounting Officer pursuant to 18
            U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes- OxleyAct of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Azur International, Inc.
                                                       (Registrant)


Date: August 16, 2005                        /s/ Donald Winfrey
                                             ----------------------------------
                                             Donald Winfrey
                                             President