Form 10QSB
period 2005-06-30
Azur International, Inc.
filed 2005-10-12
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2005

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                       For the Transition Period from to
                                   ----------

                        Commission File Number 000-27113

                            AZUR INTERNATIONAL, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               50-0015673
-------------------------------------------------------------------------------
State or other jurisdiction of                                 (I.R.S. Employer
corporation or organization)                             Identification Number)

101 NE 3rd Avenue, Fort Lauderdale, Florida                               33301
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code (954) 763-1515

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |_| NO |X|

As of the close of business on September 29, 2005, there were 50,571,238 shares of the Small business issuer's $.0001 par value per share Common Stock outstanding.

                            AZUR INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I      Financial Information                                          Pages
------      ---------------------                                          ----

Item 1.     Financial Statements                                            3-6

Item 2      Management's Discussion and Analysis or
            Plan of Operation                                             27-35

Item 3.     Controls and Procedures                                          36

PART II     Other Information
-------     -----------------

Items 1 through 6                                                         36-37

Forward Looking Statements and Associated Risks

Signature Page                                                               38

Exhibits/Certifications                                                   39-44

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005


                         PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                                                                                       2005
                                                                                    -----------
                                                                                    (Unaudited)
   ASSETS
Current Assets
             Cash and Cash Equivalents                                               $ 441,024
             Accounts Receivable (net of allowance for doubtful
                     accounts of $45,120)                                            2,779,123
             Inventory                                                                 437,393
             Prepaid Expenses                                                          415,099
             Other Receivables                                                         932,664
             Costs and Estimated Earnings in Excess of Billings
                      on Uncompleted Contracts                                       7,971,581
                                                                                  ------------
                         Total Current Assets                                       12,976,883

Property, Plant & Equipment (net of accumulated depreciation
             of  $2,108,105)                                                        13,596,358

Other Assets
             Loan Acquisition Costs (net of amortization of $83,907)                   266,064
             Investments in Real Estate                                                240,000
             Construction Deposits                                                   1,688,000
             Deposits - Land Purchase                                                1,300,309
             Loans Receivable                                                          250,000
             Security Deposits                                                          13,016
             Other Deposits                                                             43,830
             Goodwill                                                                9,872,793
                                                                                  ------------
                         Total Other Assets                                         13,674,013
                                                                                  ------------

TOTAL ASSETS                                                                      $ 40,247,253
                                                                                  ============
               LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
             Accounts Payable & Accrued Expenses                                  $  3,018,210
             Current Portion-Notes/Mortgages Payable                                19,196,712
             Current Portion-Capital Lease Obligation                                  255,920
             Other Current Liabilities                                                 116,254
                                                                                  ------------
                         Total Current Liabilities                                  22,587,097

Long-Term Debt
             Notes/Mortgages Payable                                                11,727,544
             Capital Lease Obligation                                                  575,577
             Liabilities Subject to Compromise from Bankruptcy                         752,971
                                                                                  ------------
                         Total Long-Term Debt                                       13,056,091
Other Liabilities
             Deposits Held                                                           2,488,000
             Deferred Tax                                                              227,405
                                                                                  ------------
                         Total Other Liabilities                                     2,715,405
                                                                                  ------------
                         Total Liabilities                                          38,358,593
                                                                                  ------------
CONTINGENCY (FOOTNOTE 19)

Stockholders' Equity
             Common Stock - $.01 par value, 200,000,000 shares
                    authorized; shares issued and outstanding 46,667,438               466,675
             Non Controlling Interest in Subsidiaries                                3,024,664
             Additional Paid in Capital                                              2,278,844
             Accumulated Deficit                                                    (3,719,990)
             Accumulated Other Comprehensive Loss                                     (161,533)
                                                                                  ------------
                         Total Stockholders' Equity                                  1,888,659
                                                                                  ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ 40,247,253
                                                                                  ============

The accompanying notes are an integral part of the financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 2005 and 2004

                                                                     2005                2004
                                                                  -----------        -----------
                                                                  (Unaudited)        (Unaudited)
Revenues
        Sales                                                    $ 3,312,660               $ -
        Rents                                                      4,650,621            68,411
        Revenues from Construction Contracts                       3,650,592                 -
                                                                ------------        ----------
        Total Revenue                                             11,613,873            68,411
                                                                ------------        ----------
Cost of Sales                                                      3,189,187                 -
Construction Operating Expenses                                    2,566,582                 -
                                                                ------------        ----------
Total Cost of Sales and Construction Expenses                      5,755,769                 -

Gross Profit                                                       5,858,103            68,411

Operating Expenses
        General & Administrative Expenses                          5,121,981           778,867
        Amortization Expense                                          22,163                 -
        Depreciation Expense                                         675,712                 -
                                                                ------------        ----------
        Total Operating Expenses                                   5,819,856           778,867
                                                                ------------        ----------
Net Income (Loss) Before
        Other Income/(Expense)                                        38,247          (710,456)

Other Income and (Expense)
        Interest Income                                                1,758                93
        Interest Expense                                            (442,658)         (155,253)
        Other Expense                                                 (6,396)                -
                                                                ------------        ----------
                   Total Other Income and (Expense)                 (447,296)         (155,160)
                                                                ------------        ----------
Net Income (Loss) before adjustments for minority interest          (409,048)         (865,616)
                                                                ------------        ----------
        Non Controlling Interest in Subsidiary                      (465,305)           63,093
                                                                ------------        ----------
Income (Loss) before Provision for Income Taxes                     (874,353)         (802,523)
Provision for Income Taxes                                          (136,980)                -
                                                                ------------        ----------
Net Income (Loss)                                               $ (1,011,333)        $(802,523)
                                                                ============        ==========
Net Loss per Weighted Average Number of
 Common Shares                                                       $ (0.02)          $ (0.03)
                                                                ============        ==========
Weighted Average Number of Common
 Shares Outstanding                                               43,017,715        25,733,417
                                                                ============        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the Quarter Ended June 30, 2005 and 2004

                                                                          2005             2004
                                                                      -----------       -----------
                                                                      (Unaudited)       (Unaudited)
Revenues
        Sales                                                         $ 1,779,587               $ -
        Rents                                                           2,401,723            45,620
        Revenues from Construction Contracts                            3,650,592                 -
                                                                      -----------       -----------
        Total Revenue                                                   7,831,902            45,620
                                                                      -----------       -----------
Cost of Sales                                                           1,651,707                 -
Construction Operating Expenses                                         2,566,582                 -
                                                                      -----------       -----------
Total Cost of Sale and Construction Expenses                            4,218,289                 -

Gross Profit                                                            3,613,612            45,620

Operating Expenses
        General & Administrative Expenses                               3,118,943           559,308
        Amortization Expense                                               11,082                 -
        Depreciation Expense                                              356,184                 -
                                                                      -----------       -----------
        Total Operating Expenses                                        3,486,209           559,308
                                                                      -----------       -----------
Net Income (Loss) Before
        Other Income/(Expense)                                            127,403          (513,688)

Other Income and (Expense)
        Interest Income                                                        11                91
        Other Income                                                       30,595                 -
        Interest Expense                                                 (302,267)         (139,880)
                                                                      -----------       -----------
                   Total Other Income and (Expense)                      (271,661)         (139,789)
                                                                      -----------       -----------
Net Income (Loss) before adjustments for minority interest               (144,258)         (653,477)
        Non Controlling Interest in Subsidiary                           (416,568)           57,972
                                                                      -----------       -----------
Income (Loss) before Provision for Income Taxes                          (560,826)         (595,505)
Provision for Income Taxes                                                (61,667)                -
                                                                      -----------       -----------
Net Income (Loss)                                                      $ (622,492)        $(595,505)
                                                                      ===========       ===========
Net Loss per Weighted Average Number of
 Common Shares                                                            $ (0.01)          $ (0.02)
                                                                      ===========       ===========
Weighted Average Number of Common
 Shares Outstanding                                                    44,778,716        29,393,827
                                                                      ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2005 and 2004

                                                                           2005               2004
                                                                        -----------        -----------
                                                                        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Income (Loss)                                          $ (1,011,333)       $(802,523)
             Adjustments to Reconcile Income (Loss) to Net Cash
             Provided (Used) for Operating Activities:
             Depreciation and Amortization                                   587,967           29,292
             Services and Interest paid by Isuance of Common Stock           315,379          177,431
             Earnings In Excess of Billings                               (3,650,592)               -

             Changes in Assets and Liabilities:
                         Increase in Accounts Receivable                    (307,283)               -
                         Decrease in Inventory                               223,196                -
                         Increase/Decrease in Prepaid Expenses               (48,339)          85,052
                         Increase in Security Deposits                       (13,016)         (20,000)
                         Increase/Decrease in Other Receivables             (106,243)          63,879
                         Increase in Other Assets                           (285,000)
                         Decrease in Deferred Taxes                         (260,116)
                         Increase in Other Current Liabilities               116,254           27,965
                         Increase in Accounts Payable & Accruals             437,147                -
                                                                          ----------       ----------

             Net Cash Used In Operations                                  (4,001,979)        (438,904)
                                                                          ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                         Increase in Building in Progress
                         Increase in Real Estate Holdings                          -          (10,876)
                         Increase in Real Estate Deposits                 (1,300,309)         (50,000)
                         Increase in Other Deposits                          (43,830)
                         Purchase of Fixed Assets                           (163,655)         (19,464)
                         Cash Acquired on Acquisitions                        25,036            3,206
                         Cash  Paid for Acquisitions                        (410,445)
                                                                          ----------       ----------

             Net Cash Used in Investing Activities:                       (1,893,203)         (77,134)
                                                                          ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                         Proceeds from Customer Deposit Escrows              800,000                -
                         Minority Shareholder Contributions                  141,971          267,921
                         Payments on Capital Leases                         (180,170)               -
                         Proceeds From Notes and LoansPayable              6,630,341           50,000
                         Payment of Notes and Loans Payable               (1,777,607)      (1,053,274)
                         Proceeds from Sale of Common Stock                        -        1,335,001
                                                                          ----------       ----------
             Net Cash Provided in Financing Activities:                    5,614,535          599,648
                                                                          ----------       ----------

Effect of Foreign Exhange Rate on Cash                                       109,908                -

Net Increae (Decrease) in Cash                                              (170,739)          83,610

Beginning Cash                                                               611,763                -

Ending Cash                                                                $ 441,024         $ 83,610
                                                                          ----------       ----------
SCHEDULE OF NONCASH ACTIVITIES:
             Common Stock Issued for Services and Interest                 $ 315,379          177,431
             Common Stock Issued for Acquisitions                             21,467          698,800
             Property and equipment valued at $ 11,224,000 were
             acquired through the issuance of an obligation payable.      11,224,000

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Expense Paid                                                        442,658        $ 152,253
Income Taxes Paid                                                                  -                -

The accompanying notes are an integral part of the consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A. BACKGROUND

Azur International, Inc. is in the business of developing and marketing luxury residential and resort properties The Company was originally incorporated in the State of Nevada in June 1997 under the name of Union Chemical Corporation in order to be a partner in a joint venture that was never consummated. In June 1999, the Company changed its name to Hotyellow98.com, Inc. as it acquired an Arizona corporation, Hotyellow98.com. The Company subsequently changed its name to the current name of Azur International, Inc.

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

On June 1, 2005, pursuant to a Stock Purchase Agreement dated as of June 1, 2005 between HVST Acquisition Corporation, a Nevada corporation owned and controlled by James A. Ditanna of King of Prussia, Pennsylvania ("HVST Acquisition"), and Azur International, Inc. ("Azur"), HVST Acquisition sold to Azur 68,960,000 shares of common stock of New Harvest Capital Corporation, constituting approximately 50.4% of the outstanding common stock of New Harvest (the "Harvest Shares"). The purchase price for the New Harvest Shares was $550,000 paid in cash. By virtue of its acquisition of a majority of the voting securities of New Harvest on such date, Azur acquired from HVST Acquisition control of Harvest on June 1, 2005.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


Simultaneously with the acquisition of the New Harvest Shares, Azur entered into a Consulting and Investment Banking Services Agreement with Venture Fund I, Inc., a Nevada corporation owned by James Ditanna ("Venture") under which Venture has agreed to provide to Azur certain information, evaluation and consulting and investment banking services for a consideration of 600,000 shares of common stock of Azur, which were issued on June 27th, 2005.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of Azur International, Inc. and its wholly-owned subsidiaries. All material inter-company transactions have been eliminated. The following is a list of subsidiaries and their respective controlling interests:

Rio Vista, LLC - 53%
48 Hendricks. LLC - 63%
New Harvest Capital Corp. - 51%
Azur Development Corp. - 100%
The Grand Shell Landing - 100%
Airtek Safety Limited - 100%

C. FOREIGN CURRENCY TRANSLATION

The Company's subsidiary, Airtek Safety, is located in the United Kingdom along with its subsidiary operating company Airtek Cranes. The majority of financial transactions take place in British pounds. Accordingly, Airtek has determined the British pound as the currency of its primary economic environment and thus its functional currency.

Non-dollar transactions and balances for Airtek and its subsidiaries have been re-measured to U.S. dollars in accordance with statement No. 52 of the Financial Accounting Standards Board ("FASB"). All transaction gains and losses from re-measurement of monetary balances sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

D. REAL ESTATE HOLDINGS

Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

E. REVENUE RECOGNITION

Revenues for sales and rentals generated from The Grand Shell Landing, Inc. are recognized under the full accrual method of accounting. Airtek Safety Limited reports under the historical cost convention and in accordance with the Financial Reporting for Smaller Entities (effective June 2002).

Construction Operations - Azur International, Inc. determines earnings from construction under the percentage of completion method. Under this method, earnings are recognized in proportion of the total earnings anticipated from a contract which the cost of the work completed bears to the estimated total cost of the work covered by the contract. The Company's construction contracts generally extend over more than one year, and revisions in costs and earnings estimates during the course of the work are reflected in the year in which the facts which require the revision become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that such estimates will be revised over the next years until completion of the job.

When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Estimated costs and earnings from construction contracts are reviewed and necessary adjustments are made based on current evaluations of the indicated outcome. Cost of construction contracts includes all direct material, labor and subcontracting costs, and those indirect costs related to contract performance expenses that are not directly attributable to construction contracts, such as business development, estimating, purchasing, accounting, cost control, general office support and similar costs attributed to our construction activities, are expensed as incurred.

F. USE OF ESTIMATES

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

G. CASH AND CASH EQUIVALENTS

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

                    AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


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

Construction deposits amounting to $2,488,000 for the purchase of units in the 48 Hendricks project have been collected and deposited in an escrow account with the escrow agent, Adorno & Yoss, P.A., as per our Escrow Agreement dated August 25, 2004. As per said agreement, the first 10% of the purchase price of each unit, due at signing, must remain in the escrow account at all times. The second 10% deposit, due at the start of construction, may be used to towards hard construction costs only. At June 30, 2005, the balance in the escrow account is $1,688,000, and a total of $800,000 has been used towards hard construction costs.

J. ALLOWANCE FOR DOUBTFUL ACCOUNTS

An allowance for doubtful accounts is estimated and recorded based on the Company's historical bad debt experience. The current balance of the allowance for doubtful accounts is approximately $45,120.

K. INVENTORY

Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory for Airtek Cranes is comprised primarily of crane parts and supplies valued at $281,204. Crane inventory includes motors, gear boxes, wheels, cables, batteries, brakes and other parts necessary to support the crane rental business. Inventory for Airtek Safety of $83,631 consists primarily of airmats that are required on construction sites under English law. The balance is stairsafe inventory utilized on jobsites for railings around open staircases. Inventory for The Grand Shell Landing Golf Course totaling $72,558 at June 30, 2005, consists of apparel and equipment sold at the pro shop, as well as food and beverages items.

L. EARNINGS/LOSS PER SHARE

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the six months ended June 30, 2005 was 43,017,715 and the resulting loss per share was $0.02 per share.

                    AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


M. INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $ 3,719,990.


            Statutory federal income taxes                 34%
            Valuation allowance                           (34)
            Effective tax rate                             0%


Airtek Safety Limited, the British subsidiary, had income subject to taxation of $874,692 for the six months ended June 30, 2005. A provision for income taxes of $136,980 is included in the June 30, 2005 financials.

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

An officer of the company is currently using a property owned by the corporation personally, the value of which is approximately $4,000 monthly.

NOTE 3 - EMPLOYMENT/CONSULTING AGREEMENTS

The following employment and consulting agreements are in effect as of June 30, 2005:

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

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

      C. The Vice President of Operations of the Company's has an employment agreement with a term of 3 years, commencing on September 1, 2004. His compensation, beginning on January 1st, 2005, is $120,000 per annum. He also received a signing bonus in the form of 50,000 restricted shares of the Company's common stock at $3.00 per share. The Signing Bonus was paid sixty days from the effective date of the contract, which was September 1, 2004. This agreement was terminated effective July 1, 2005. (Please see
      Note 17 (A) on Commitments and Subsequent Events)

      D. The General Counsel & Corporate Secretary has an employment agreement with a term of one year, commencing on April 15, 2004. After the initial term, the agreement shall renew automatically for additional one year periods, unless terminated by either party. His compensation is $180,000 per annum, to be increased at a rate of no less than 10% per annum. The Executive received a signing bonus of 50,000 of restricted shares of the Company's stock.

      E. The Vice President of Development, who is also the President of the Azur Development subsidiary, has a Consulting Agreement with a term of twelve months, commencing on November 1, 2004. After the initial term, the agreement shall renew automatically for additional twelve month term, unless terminated by either party. His compensation is 10% of the net profits of any developments that he initiates. He shall be paid 50% in cash payment, and 50% in restricted common shares at $.01. This agreement was replaced with the Chief Operating Officer employment agreement on July 12, 2005. (Please see Note 17 (A) on commitments and subsequent events)

                    AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


      F. A Director of the Company, who has been engaged to develop home building and commercial development projects, as well as oversee any European projects, has a Consulting agreement with a term of three years, commencing on October 5, 2004. His compensation is a base fee of 3,000,000 of shares of common stock at $.01.

      G. An advisory agreement is in effect between the Company and another consulting firm for services related to the acquisition of new companies and the listing of shares on the American Stock Exchange and other foreign exchanges. The agreement commences on August 1st, 2004, for a term of 2 years, ending on August 1st, 2006. The compensation is 2,000,000 shares of common stock at $.01, plus 10% of the acquisition price of new companies identified by the consulting company. The 10% shall be paid in shares of common stock valued at the previous day's bid price. In a First Addendum to the Advisory Agreement dated June 27, 2005, the Company agreed to afford the consultant an advance payment of $25,000 against future compensation. The advance shall be against any subsequent payments due and payable to the Consultant.

      H. An IR/PR-Services Agreement is in effect between the Company and an international consulting company for a period of twelve moths, commencing on June 30, 2005. In connection with this agreement, the Company shall pay the Consultant compensation as follows: (1) a $15,000 listing fee for listing application at a German stock exchange, which shall be satisfied by the issuance of 12,000 shares of the Company's common stock, (2) a $110,000 engagement fee for the performance of consulting services, which shall be satisfied by the issuance of 88,000 shares of the Company's common stock valued at $1.25 per share and (3) a 10% finder's fee in connection with any acquisitions, projects, or any other findings or transactions involving products, commodities, services, currencies, additions, renewals, extensions, rollovers, amendments, new contracts, re-negotiations, parallel contracts or agreements or third party assignments thereof.

      I. A retainer agreement dated May 31, 2005 is in effect between the Company and an investor relations firm for implementation of the Company's financial communications program. The agreement, which has an effective date of June 1, 2005 carries a term of twelve months ending on May 31, 2006. During the term, in consideration for the services, the company shall pay the investor relations firm a retainer fee of $60,000 for the initial ninety day start up period, and $15,000 monthly for each month after the third month. As additional consideration, the Company grants the investor relations firm warrants to purchase an aggregate of 100,000 shares of common stock over a three year period at the exercise price per share of $2.00 per share.

                    AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


      J. The Company has a retention agreement for strategic and business consultancy services with a consulting firm dated February 1, 2005. (1) consulting fees of $25,000 upon execution of the agreement, and each subsequent month for a period of one year, (b) warrants to purchase an aggregate number of shares of the Company's common stock (i) equal to 9.8% of the outstanding common stock of Azur International as of the February 1, 2005, or 4,093,708 shares at the exercise price per share equal to 50% of the average closing price for the common stock during the ten days immediately preceding February 1, 2005 ($1.691), and (c) finder's fees as stipulated in section 4-c of the retention agreement.

      K. The Company has a retainer agreement with a land planner dated February 3, 2005 for land planning and golf course design services which are to take place in three stages. The fees for said services total $210,000, with $84,000 to be paid in shares of the Company's common stock. The remaining $126,000 is to be paid in cash and will be billed each month, based on the percentage of work completed.

      L. A one year consultant agreement dated May 6, 2005 is in effect between the Company and a consultant to develop programs to achieve the Company's public relations objectives. The compensation for the consultant's services shall be paid in 2,000,000 restricted shares of the Company's stock to be issued upon execution of the agreement on the date stated above.

NOTE 4 - CAPITAL TRANSACTIONS

In January 2005, Azur International issued 50,000 restricted shares, valued at $.01 per share, to an attorney in consideration of an employment contract. The Company also issued 50,000 restricted shares for the same value to a director in consideration of directors' fees, and 500,000 restricted shares valued at $5,000 to a lender in consideration of loan fees.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


In February 2005, the Company issued 2,146,666 restricted shares valued at $.01 per share in consideration of the acquisition of Airtek Safety Limited, (a United Kingdom company). This stock, along with the initial 1,443,734 restricted shares issued in November 2004 as part of the Airtek acquisition, is being held in escrow pending consummation of the terms of the acquisition.

During the months of April and May 2005, Azur International, Inc. issued 22,443 restricted shares valued at $33,665 each month in consideration of architect fees and creative design services relating to the planned Shell Landing Development construction project. Also, the Company issued 420,000 restricted shares valued at $.01 per share to various investors as payment of loan fees, and 50,000 at $.01 per share for director's fees.

In May 2005, the Company issued 2,000,000 restricted shares valued at $.01 per share as payment on a consulting agreement, and another 600,000 valued at $6,000 for services. During this month the company also issued 1,580,282 restricted shares valued at $15,803 as consideration of loan fees.

NOTE 5 - ACCOUNTS RECEIVABLE Accounts receivable consist of the following amount as of June 30, 2005:

         Golf Membership & Events           $   112,758
         Trade Receivables                    2,666,365
                                            -----------
                                             $2,779,123

NOTE 6 - OTHER RECEIVABLES

Other receivables of $932,664 consist of Shareholder loans receivable totaling $564,812, and miscellaneous accounts receivable of $361,702. The miscellaneous accounts receivable consists of $157, 893 in car loans provided to employees. The account also contains an insurance claim receivable for $8,527. The remaining balance $195,282 is comprised primarily of advances to employees and shareholders.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


NOTE 7 - PROPERTY  AND EQUIPMENT



Property and equipment are carried at cost and are being depreciated over their useful lives using straight line depreciation methods.

The estimated useful lives of significant assets are as follows:

                  Equipment                 5  years
                  Land Improvements         20 years
                  Buildings                 40 years
                  Hire Equipment            12 years

Property and equipment consist of the following as of June 30, 2005:

Land and Improvements                                              $  6,931,070
    Less accumulated depreciation                                      (246,562)
                                                                   ------------
Net Land and Improvements                                          $  6,684,508

Buildings                                                          $  2,295,616
    Less accumulated depreciation                                       (34,212)
                                                                   ------------
Net buildings                                                      $  2,261,403

Equipment & Fixtures                                               $  6,477,776
    Less accumulated depreciation                                    (1,827,329)
                                                                   ------------
Net Equipment & Fixtures                                           $  4,650,447

Total Property & Equipment                                         $ 13,596,358
                                                                   ============

*     Total Depreciation Expense for the six months ended June 30, 2005 was
      $675,712.

** In April 2005 the Property Plant and Equipment account was reduced by approximately $5,000,000 due to the transfer of assets related to the Meritage construction project to the Cost and Earnings In Excess of Billings account.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


NOTE 8 - CAPITAL LEASES

Property held under capital Leases, included with property and equipment at March 31, 2005 consists of the following:

Equipment                                                             $ 256,027
    Less: Accumulated depreciation                                      (53,434)
                                                                      ---------
Equipment capital lease-net                                           $ 202,593

Capital lease obligations consist of the following at June 30, 2005:

Non-cancelable leases, through 2008,                                  $ 831,497
    Secured by equipment
Less: current portion of lease obligations                             (255,920)
                                                                      ---------
Long-term capital lease obligations                                   $ 575,577


The Company currently has two capital leases for cranes used in its rental operations. The first lease, dated 2/3/2004, with a finance company is for six cranes. The fixed monthly payment is $8,967 with the last payment due 2/20/2008. This lease is in the name of Airtek Safety. A sub-lease was executed between Airtek Safety Limited and Airtek Cranes Limited as the cranes are operated out of the Airtek Crane rental business.

The second lease, dated 7/22/2004 is for eight Arcomet cranes. The monthly payments are $33,649 with the last payment due 4/15/2009.

NOTE 9 -  LOANS RECEIVABLE

On June 15, 2005, Azur entered into a loan agreement with one of its shareholders, whereby Azur International loaned the shareholder $250,000 at 6% interest per annum. This loan is evidenced by a promissory note. The payment of Principal and accrued Interest shall be due and payable in full the earlier of:
i) June 15 2007; or, ii)upon the distribution of any proceeds derived from any transaction concerning the property known as "Shell Landing Development" in Gautier, Mississippi, which is currently owned by Shell Landing Development II LLC, including any proceeds derived from the development or any other transaction regarding the Islands at Shell Landing (Shell Landing Development) or any other development (through any corporate entity) taking place at the property known as Shell Landing Development in Mississippi. All payments shall be first applied to accrued Interest and then the balance to the Principal.

As security for the Payment, the Shareholder granted Azur International a security interest upon 125,000 shares of Azur held in the Shareholder's name. This security interest is evidenced in a Pledge Agreement and Escrow agreement dated June 15, 2005. The secured interest shall be held until all payments of Principal and Interest have been paid to Lender.

                    AZUR INTERNATIONAL, INC. & SUBSIDIARIES $
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


NOTE 10- LONG TERM DEBT

Long term debt consists of the following:


Equity Line of credit -Loan is in the name of a partner. Interest rate is
variable (currently at 7.875%). Loan secured by Rio Vista property.                  $ 149,427

Mortgage Payable - First Mortgage in name of a partner. Interest is at a variable rate, currently 5.25%. Interest only is due monthly until November 1,
2012, and the borrower has the right to prepay with no penalty. Maturity date of
the mortgage is October 1, 2027                                                      1,034,822

Mortgage Payable - First mortgage secured by 48 Hendricks property. Bank has a
Secured interest in rents, leases, fixed asset and profits. Interest is variable but can never be less than 5 %. Current rate is 5.5 %. Payments are interest
only                                                                                 4,576,341

Note Payable to finance company, monthly payments are variable, including interest of 6.75%, collateralized by Grand Shell Landing golf course property,
due November 2009                                                                    6,273,156

Note Payable to finance company, monthly payments of $ 278, including imputed
interest of 7%, collateralized by equipment, due October 2006                            4,910

Note Payable to finance company, monthly payments of $ 277, including imputed
interest of 6.49% collateralized by equipment, due May 2007                              5,942

Note payable to a finance company, monthly payments of $ 814, including imputed
interest of 6.75%, collectivized by equipment, due October 2006                         11,624

Note Payable to private investor, due on May 6, 2005 (Extended to January 1,
2006) with interest payable at 12%, and unsecured.                                   3,000,000

Notes Payable to private investor with maturity date of August 14th, 2005
(Extended to February 14, 2006)                                                        700,000

Notes Payable - various installment obligations for crane and safety equipment.
                                                                                       933,224

Note Payable bearing interest at 6% on acquisition of The Grand Shell Landing
Golf course to former owner. Owner has an option to purchase the Company's stock, currently held in escrow, in lieu of payment of the note, due on November
16, 2005                                                                             1,070,811

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

Obligation payable for acquisition of Airtek Safety Ltd, non-interest-bearing , secured by common stock held in escrow, due on August 24, 2005 (Extended to
February 24th, 2006). The shareholders of Airtek can choose to accept common
stock in lieu of cash payment.                                                      11,224,000

Note Payable to private investor, due May 31, 2006 with 18% interest                   840,000

Note Payable to private investor, due September 30, 2005, bearing 12% interest.
((Extended to March 8, 2006).                                                          100,000

Convertible Debenture to Investment Company bearing 12% interest, due on June 1,
2006                                                                                   700,000

Convertible Debenture to private investor bearing 12% interest, due on June 1,         300,000
                                                                                   -----------
2006

Total obligations                                                                 $ 30,924,257

    Less: Short-term portion                                                       (19,196,712)
                                                                                   -----------

Long-term maturities                                                              $ 11,727,545
                                                                                  ============

A. MATURITIES ON LONG-TERM OBLIGATIONS:

2005                   $14,128,035
2006                     9,645,018
2007                       191,500
2008                       202,761
Thereafter               6,756,943

B. EXTENTION OF NOTES PAYABLE:

On May 6th, 2005, the private investor who loaned the Company $3,000,000 in December of 2004, executed an extension agreement whereby he agreed to extend the maturity date on the Convertible Secured Promissory Note dated December 29, 2004 to January 1, 2006.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


C. NOTE PAYABLE TO PRIVATE INVESTOR

On May 31, 2005 Azur International executed a convertible note in the amount of $840,000 with a private investor. The note, which has a maturity date of May 31, 2006, carries an interest rate of 18% per annum, which must be paid monthly in arrears. The lender has the right to convert the principal amount of the loan into 1,200,000 shares of the company's stock during the term of the note.

D. CONVERTIBLE DEBENTURE TO INVESTMENT COMPANY

On May 31, 2005, Azur International executed a convertible debenture with an investment company, in the amount of $700,000. To evidence the terms and obligations of the loan, Azur International executed the following documents associated with the loan: Convertible Debenture (the "Note") with an interest rate of 12% per annum which is paid monthly in arrears, and matures on May 31, 2006, a Securities Purchase Agreement which evidences the lender's purchase of up to $700,000 in Debentures as set forth in the convertible debenture, Membership Interest Security Agreement, whereby Azur International secures its obligation under the loan with its interest in 48 Hendricks LLC, and an Opinion from counsel regarding representations and warranties.

E. CONVERTIBLE DEBENTURE TO PRIVATE INVESTOR

On May 31, 2005, Azur International executed a convertible debenture with a private investor, in the amount of $300,000. To evidence the terms and obligations of the loan, Azur International executed the following documents associated with the loan: Convertible Debenture (the "Note") with an interest rate of 12% per annum which is paid monthly in arrears, and matures on May 31, 2006, a Securities Purchase Agreement which evidences the lender's purchase of up to $300,000 in Debentures as set forth in the convertible debenture, Membership Interest Security Agreement, whereby Azur International secures its obligation under the loan with its interest in 48 Hendricks LLC, and an Opinion from counsel regarding representations and warranties.

NOTE 11 - LOAN ACQUISITION COSTS

Loan acquisition costs consist of the following:

         The Grand Shell Landing                  $180,038
         Rio Vista, LLC mortgage                    10,350
         48 Hendricks, LLC                         124,582
         Azur Shell Landing LLC                     35,000
                                                   -------
                                                   339,620
         Less Accumulated Amortization             (83,907)
                                                   -------
         Total Loan Acquisition Costs             $255,713
                                                  ========

Loan costs are amortized as follows:

         The Grand Shell Landing                  60 months
         Rio Vista, LLC                          120 months
         48 Hendricks, LLC                        35 months

Amortization Expense for the six months ended June 30, 2005 totaled $ 22,163

                    AZUR INTERNATIONAL, INC. & SUBSIDIARIES $
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


NOTE 12 - DEPOSIT ON LAND PURCHASE

On May 5,th, 2005, the Company entered into an agreement to acquire up to 80% of the land surrounding the Grand Shell Landing Golf Course in Mississippi. The company has invested a total of $1,300,309 in said land.

NOTE 13 - ASSIGNMENT OF INTEREST

On May 18, 2005, Azur Development Corp. a wholly owned subsidiary of Azur assigned its interest in 48 Hendricks LLC to Azur International Inc, for business and financing purposes.


NOTE 14 - ACQUISITION OF AIRTEK SAFETY LTD.

On February 24, 2005, the Company acquired 100% of the outstanding shares of Airtek Safety Limited (a United Kingdom corporation). Pursuant to the purchase agreement with the shareholders of Airtek, Azur International has agreed to pay
6.1 million pounds (approximately $11,224,000) on August 24, 2005 (Extended to February 24th, 2006). The shareholders have the option to acquire an aggregate of 3,741,333 shares of common stock in lieu of cash payment due. The shares of Airtek are being held in escrow pending payment of the purchase consideration. In the event that the Company defaults on its obligation, the agreement will be rescinded and the escrowed shares will be returned to the Airtek shareholders.


NOTE 15 - GOODWILL

Goodwill was calculated by analyzing the difference between the purchase price of each Airtek Safety Limited, Azur Development Corp., and Harvest Corp. and the consolidated net asset value of each company at acquisition. At June 30, 2005, the Company has recorded on its balance sheet goodwill from these three acquisitions as follows:

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


Azur Development Corp.                             $  152,172   (Note 1-A)
Airtek Safety Limited                               9,170,674   (Note 14)
Harvest                                               549,947   (Note 1-A)
                                                   ----------
       Total                                       $9,872,793
                                                   ==========

NOTE 16 - BUSINESS SEGMENT INFORMATION

The Company has three operating and reporting segments: Real Estate Development, Grand Shell Landing Golf Course and Airtek Safety Limited. The Company's reportable operating segments are strategic business units that offer different products and services.

Segment amounts include all elimination adjustments made in consolidation. The Company accounts for all inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Real Estate Development consists of the development and sale a luxury condominium project located in Ft Lauderdale, Florida. Construction on the project, which commenced in March of 2005, and has an expected completion date of May 2006, includes a total of sixteen units, which have been 80% pre-sold as of June 30, 2005.

Grand Shell Landing is an eighteen-hole golf course and club house located in Gulfport, Mississippi. Surrounding the golf course is land designated for single-family home sites and multi-family condominium projects. The Company owns the golf course and club house and has entered into revenue sharing agreements for specific residential development projects where the Company previously held an equity interest.

Airtek consists of a crane and a constructions safety equipment rental business. Airtek is located in Hampshire, England and conducts the majority of its operations within the United Kingdom.

The following table presents information about reported segment profit or loss and segment assets:

                    AZUR INTERNATIONAL, INC. & SUBSIDIARIES $
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


                                       Real Estate   Grand Shell    Airtek Safety     All Other      Totals
                                       Development   Landing Ltd.
                                       -----------   -----------    -------------     ----------     ----------
Total Revenue                          3,657,238       1,789,850       6,166,784           --        11,613,872

Depreciation and Amortization             21,645         349,553         323,404          3,272         697,874

Net income (loss) before other           823,827         362,179         923,264     (1,921,022)        188,247
income and expense

Interest Expense                            --           234,351          50,264        158,043         442,658

Non-controlling interest in             (304,816)                       (182,188)        21,699        (465,305)
subsidiary

Provision for income taxes                                              (136,980)

Net income (loss)                        519,011         127,931         555,524     (2,063,799)       (861,333)

Other significant non-cash items:

Cost in excess of billings on          7,971,581
long-term contracts

Segment Assets                         9,743,989       8,530,091       8,578,468     13,394,705      40,247,253

Expenditures for segment assets             --

The "Other" category includes the following:

      o Expenses associated with Rio Vista, a property which is 53% owned by the Company
      o Azur Shell Landing Development, a subsidiary in Mississippi owned 100% by the Company
      o     Corporate overhead

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


The following table details the reportable segment assets included in the "Other" category, and how they are combined into consolidated totals presented in the financial statements of the Company.

                             Rio Vista       Azur           Azur Shell     Azur Int.      Totals
                             Property        Development    Landing Dev.
                             --------        -----------    ------------   --------      ----------
Single-family home owned      1,496,092                                                   1,455,225
by the Company
Goodwill                           --                                      9,872,793      9,872,793
Other                                          240,000      1,351,275        434,490      2,066,633
Total                         1,496,092        240,000      1,351,275     10,307,285     13,394,705

The Rio Vista Property category is a single family home in the Las Olas section of Ft Lauderdale, which was purchased for resale purposes and is currently listed with a broker. The Goodwill pertains to the acquisition of three subsidiaries, as detailed in Note 15. The last category called "other" consists of:

Other consists of the following:

      o Azur Development - 3% investment in the Place des Arts condominium project.
      o Azur Shell Landing Development - Investment in the purchase of land in Mississippi
      o Azur International - Cash balances, office furniture and equipment, loan receivable (Note 9), security deposits, and other deposits.

NOTE 17 - COMMITMENTS & SUBSEQUENT EVENTS

A. On July 1, 2005, the Company singed a Termination of Employment Agreement by and between the Vice President of Operations, whereby both parties mutually agreed to terminate the Executive's employment agreement with the corporation. As stipulated in the agreement, the Executive shall receive the following severance benefits: (1) Salary until August 15, 2005 (2) 20,000 Restricted Shares of stock (3) health benefits until

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


August 15, 2005 and (4) stipend of $5,000 for moving expenses. The Company appointed a new Chief Operating Officer on July 12, 2005, and entered into an employment agreement with the Executive, with an effective date of July 1, 2005. The agreement details the following terms and conditions: (1) The Executive's salary shall be $60,000 per annum, (2) The Executive shall receive a signing bonus of 50,000 restricted shares of the Company's stock, (3) The Executive shall receive 5,000 restricted shares of the Company's stock on the first of each month, for term of the agreement, (4) The Executive shall receive 5% of the net profits derived by the Company from any project, which has been directly originated by the Executive; the 5% consideration shall be payable 1% in cash payments and 4% in restricted shares of the Company's stock, (5) The Executive shall receive 5% of the net profits derived by the Company from the leasing of cranes, which has been directly referred to by the Executive; the 5% consideration shall be payable 1% in cash payments and 4% in restricted shares of the Company's stock and (6) the term of the agreement is one year and shall renew automatically for additional one year periods, unless terminated by either party.

B. On August 9th, 2005, the Company and the shareholders of Airtek Safety Limited signed the First Addendum to the Agreement for the Sale and Purchase of the Entire Issued Share Capital of Airtek Safety Limited. The addendum extended the "Deferred Payment Date" in the initial agreement to six months from August 24, 2005, making the new due date February 24, 2006. As part of the addendum, the Company shall pay the following "Installment Payments": $250,000 on September 24th, 2005 , and $75,000 each subsequent month on October 24th, 2005, November 24th, 2005, December 24th, 2005 and January 24th, 2005. The first payment of $250,000 was made on September 29, 2005. The Installment Payments shall be distributed to the Sellers in their respective percentages. The Installment Payments shall reduce the total purchase price accordingly, and the Consideration Shares held by the escrow agent shall be reduced and returned to the Company as follows: 83,000 shares on September 24, 2005, and 25,000 shares upon each subsequent installment payment.

C. On August 14th, 2005, the Company executed a First Addendum to the Promissory Note for $700,000 from a private investor, which extended the due date of said note to February 14, 2006. The loan carries a 10% interest per annum to be paid along with the principal on the new due date.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004


D. On the August 29th - 30th of 2005, the state of Mississippi was affected by Hurricane Katrina. Shell Landing Golf Course which is located in Gautier, Mississippi was impacted by this hurricane. No significant structural damage has occurred, mostly due to the high elevation of the land pertaining to the golf course. There was loss of power to the area, which resumed on September 2, 2005. Although the golf course resumed operations on Sept. 23rd, we do expect a reduction in revenues from the golf course in the short term as a result of the hurricane. The insurance company has been contacted and the claims have been submitted with respect to economic loss and any damage that may have occurred to the golf course and any related property.

E. The Comptroller of Azur International signed an employment agreement with the Company dated August 30, 2005, for a term of one year, which shall renew automatically in one year periods. As per said agreement, the Executive's salary is $80,000 and shall increase at a rate of no less than 5% per annum. The Executive shall receive a signing bonus of 25,000 restricted shares of the Company's stock , and an additional performance bonus of $10,000 per quarter in restricted shares of the Corporation, contingent on the Corporation meeting quarterly filings with the SEC beginning with the third quarter of 2005.

F . On October 5, 2005, the Company executed a First Addendum to the Promissory Note for $100,000 payable to a private investor, which extended the due date of said note to March 8, 2006. An extension fee shall be paid equivalent to 40,000 of restricted shares of the Company's stock.

NOTE 18 - GOING CONCERN

Although the management of the Company has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future, the Company adopts the going concern basis in preparing these financial statements. The Company has accumulated losses amounting to $3,715,990 and a negative working capital position of $9,610,214. The year to date loss was $1,011,333 as of June 30, 2005. Notwithstanding the foregoing, 55% of the Company's debt is convertible into shares of the Company. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company's shareholders, and ultimately to obtain successful operations.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

NOTE 19 - CONTINGENCIES

The Company is subject to substantial risks due to the following contingencies:

      A. As a result of Hurricane Katrina and the Company's real estate holdings in close proximity to the Louisiana - Mississippi region of the country, there may be an impairment to the use and development of this real estate. In addition, the golf course business due to damages in the nearby regions, have incurred reduced operations, thus resulting in negative cash flows.

      B. The Company in accordance with its business plan, utilizes substantial highly leveraged debt to finance its current operations and acquisitions. The Company at this time has not secured permanent means of financing its cash flow deficits, or achieving positive cash flow to fund its debt service. The Company is subject to substantial risk of foreclosure of its real estate holdings and rescission of business arrangements of acquired assets obtained through its highly leveraged and aggressive acquisitions.

Item 2. Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Azur is a diversified real estate development company with operations in the United States and the United Kingdom. Our lines of business include real estate development and operation, and the sale and rental of capital equipment to the construction industry. The year 2004 was effectively Azur's initial year of significant operations.

In 2004 we made initial acquisitions of interests in real estate properties and development projects that now comprise our real estate activities. These acquisitions, included among other things, interests in the Place des Arts and Meritage condominium development projects, and the Grand Shell Landing Golf Course.

In February, 2005, we acquired Airtek Safety Limited, which provides us with diversified revenue streams related to construction, and a U.K. - based management team to lead planned efforts to expand our real estate development activities to the United Kingdom and Europe.

On March 23, 2005, we commenced development activity on the Meritage condominium project in Ft. Lauderdale, Florida.

On June 1, 2005, pursuant to a Stock Purchase Agreement between HVST Acquisition Corporation and Azur International, Inc, we acquired 50.4% of the outstanding common stock of Harvest Corporation.

During the quarter ended and the six months ended June 30, 2004, Azur International had minimal operations. While the analysis below addresses the 2004 financials, the focus of discussion is the current period results, since they are more representative of the company's operations and financial standing.


Results of Operations
---------------------

Quarter Ended and Six Months Ended June 30, 2005 versus Quarter Ended and Six Months Ended June 30, 2004

Revenue and Gross Profit

For the quarter ended June 30, 2005, the Company achieved revenues of $7,831,902, versus $45,620 during the same period in 2004. The current period revenues, which were mostly the result of current acquisitions, included $1,597,231 in crane rentals and related income, $1,745,394 from the sale and rental of safety equipment and related consulting services, $864,866 in sales from golf course operations, and $3,650,988 in revenues from construction operations. For the quarter ended June 30, 2004, revenues of $45,620 were comprised solely of rental income from the Meritage and Rio Vista properties.

We determine our earnings from construction using the percentage of completion method, under which earnings are recognized in proportion to the total earnings anticipated from a contract which the cost of the work completed bears to the estimated total cost of the work covered by the contract. For the quarter ended June 30, 2005, the percentage of completion used was 29.35%, which accounted for $3,650,592 in revenues. There were no revenues from construction projects during the quarter ended June 30, 2004.

Crane rentals, which are priced on a weekly basis, totaled $1,210,159 for the quarter ended June 30, 2005, which accounted for 75% of the total revenues in the crane business. Additional revenues came from transportation and set up charges, training, hire of ancillary equipment and operators, and totaled $387,071 during the second quarter of 2005. Safety equipment is offered for outright sale as well as rent, with rentals priced on a day-rate basis. During quarter ended June 30, 2005, rentals accounted for 70% of the safety equipment business at $1,191,192, while sales of $527,651 made up the remaining 30%. There were no revenues from crane and safety rentals and sales during the quarter ended June 30, 2004.

Golf course revenues are primarily derived from daily green fees at The Grand Shell Landing Golf Club. During the quarter ended June 30, 2005, $738,758 were derived from green fees. Additional revenues of $126,108 came from sales of clothing, equipment, food, and beverages at the retail facilities in the Shell Landing clubhouse. There were no golf course revenues during the same period in 2004.

For the six months ended June 30, 2005, the Company achieved revenues of $11,613,873 which included $3,099,441 in crane rentals and related income, $3,067,343 from the sale and rental of safety equipment and related consulting services, $1,789,850 in sales from golf course operations, and $3,657,239 in revenues from construction operations. During the same period in 2004, the Company had rental income of $68,411.

Cost of Sales

Cost of sales for the quarter ended June 30, 2005 were $4,218,289 and were comprised of $884,803 in costs relating to crane rentals, $662,115 in safety equipment-related production costs, $104,805 in inventory costs for retail items sold at the golf course club house, and approximately $2,566,582 in construction operating expenses related to the Meritage construction project. For the quarter ended June 30, 2004 there were no costs of sales reported.

In crane rentals, the cost of sales are comprised primarily of rental payments to Arcomet. and direct labor costs. In safety equipment the cost of sales include the cost of actual equipment sold, in the case of sales, and in the case of the rental business the costs are largely direct labor.

The cost of sales for the golf course business is comprised entirely of inventory costs for equipment, clothing, food, and beverages.

The construction operating expenses are mostly comprised of payments to the construction company, A.V.I. Contractors, Inc., for labor and materials expenses, as well costs for licenses and permits, engineering and architect fees, and developer fees.

Cost of sales for the six months June 30, 2005 were $5,755,769 and were comprised of $1,663,988 in costs relating to crane rentals, $1,326,773 in safety equipment-related production costs, $198,425 in inventory costs for retail items sold at the golf course club house, and $2,566,582 in construction operating expenses related to the Meritage construction project. For six months ended June 30, 2004 there were no costs of sales reported.

General and Administrative

General and administrative expenses were $3,118,943 for the quarter ended June 30, 2005 and were comprised primarily of: crane and safety equipment rental and sales expenses of $1,082,197, golf-related expenses of $480,667, construction related expenses of $212,197 and corporate overhead and real estate-related expenses of $1,343,882. During the same period in 2004, general and administrative expenses totaled $559,308, and were mostly comprised of corporate overhead.

During the six months ended June 30, 2005, general and administrative expenses totaled $5,121,981 and were comprised of: crane and safety equipment rental and sales expenses of $1,929,954, golf-related expenses of $879,693, construction related expenses of $245,184 and corporate overhead and real estate-related expenses of $2,067,150. During the same period in 2004, general and administrative expenses totaled $559,308, and were mostly comprised of corporate overhead.


Interest Expense

Interest expense for the quarter ended June 30, 2005 totaled $302,267 compared to $139,880 in 2004. The increase is due to various loan instruments associated with the purchase of real property, leased equipment, as well as funds borrowed to finance daily operations. For the six months ended June 30, 2005, interest expense was $442,658, compared to $155,253 during the same period in 2004.

Net Loss

For the quarter ended June 30, 2005, the Company had net losses of $622,492, compared to $595,505 for the quarter ended June 30, 2004. For the six months ended June 30, 2005, net losses were $1,011,333 compared to $802,523 in 2004. These results reflect the early stage of our business operations, as costs are being incurred in connection with acquisition activities and to create management infrastructure, and as pre-development expenses are paid in connection with new real estate development projects.


Liquidity and Capital Resources

At June 30, 2005 we had a net working capital deficit of $9,610,214 compared to working capital deficit of $409,640 at June 30, 2004. The increase in the working capital deficit is primarily attributed to current portion of notes and mortgages payable which come due on or before June 30, 2006, including notes payable of $11,224,000 to former Airtek shareholders in connection with our acquisition of Airtek Safety Limited which will come due on February 24, 2006. According to the terms of our purchase agreement, we are not allowed to transfer any cash from the Airtek operation to the parent company or to any affiliates prior to the complete satisfaction of these notes payable. Please refer to the schedule of maturities shown below for additional details regarding the maturities of our long-term debt.

Management is currently pursuing multiple financing alternatives with respect to satisfying these obligations, including (a) raising additional equity capital,
(b) restructuring the terms of these existing debt obligations, and (c) issuing additional debt securities. There can be no assurance, however, that such additional funds will be available, or, if available, available on commercially acceptable terms. If we are unable to raise capital and renegotiate terms of existing debt we may be forced into a substantial liquidation of assets, which may occur on terms unfavorable to us and may foreclose future growth opportunities. Please refer to the more detailed schedule of our maturities and debt obligations shown below for information regarding obligations outstanding and security interests that have been granted in connection with those obligations.

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

In a related party transaction, subsequent to March 31, 2005 we entered into an agreement to acquire from the Crawford Family Limited Partnership ("CFLP") and from the Naranjo Family Limited Partnership ("NFLP") up to an 80% interest in approximately 1,200 acres of land that adjoins the Grand Shell Landing Golf Course, on which we have the opportunity to pursue significant real estate development projects well into the future. The purchase agreement between Azur and the sellers contains several conditions that require future performance on the part of Azur. In the event that we are unable to meet these conditions on a timely basis, the sellers have remedies available by contract that may cause our ownership interest in the land to revert back to the sellers, which will significantly reduce our future cash flow and profit potential.

Our interests in these two land parcels represent substantially all of our existing future opportunity for growth and profit as it relates to our ownership of The Grand Shell Landing resort property.

Discussion of Certain Current Assets and Liabilities

Accounts receivable

Our accounts receivable at June 30, 2005 amounted to $2,779,123 which was comprised primarily of trade receivables as follows: $1,450,964 in the safety equipment business, $1,215,401 in the crane rental business, and $112,758 from the golf course business. There were no accounts receivable as of June 30, 2004.

Inventory

At June 30, 2005, our inventory was $437,393 which consisted primarily of $364,835 in parts and components related to the rental of cranes and safety equipment, and $72,558 in apparel and equipment held in stock in our golf course occupations. There was no balance on inventory as of June 30, 2004.

Prepaid expense

At June 30, 2005 our prepaid expenses totaled $415,009, which consisted of $125,067 of prepaid insurance, prepaid property taxes, and employee advances related to the golf course business, $265,667 of prepaid expenses from the crane and safety equipment businesses, and $24,365 in escrow for property taxes on the Rio Vista property. At June 30, 2004, there was a balance of $3,060 in prepaid expenses, which was mostly office rent prepaid.

Other receivables

At June 30, 2005, other receivables totaled $932,664, which consisted primarly of shareholder loans receivable of $564,812 and miscellaneous accounts receivables of $361,702 from the crane and safety equipment businesses. The miscellaneous accounts receivables consists of $157,893 in car loans provided to employees, $8,527 in insurance claims receivable, and $195,282 in advances to employees and shareholders. In June 30, 2004, there was $32,771 in other receivables, which was comprised of officer loan receivables.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

At June 30, 2005, the Company had $7,971,581 in costs and estimated earnings in excess of billing on uncompleted contracts for the Meritage construction project. Construction on the project began on March 23, 2005 and is expected to be completed by May 2006. At June 30, 2004 there were no costs and estimated earnings in excess of billings on uncompleted contracts.

Accounts Payable

Accounts payable and accrued expenses at June 30, 2005 were $3,018,210 and consisted primarily of $1,899,380 of trade payables, $3,689,223 of accrued general and administrative expenses, and $749,607 of bank overdrafts related to the crane and safety equipment business. At June 30, 2004 there were no accounts payable and accrued expenses.

Analysis of Cash Flow

Cash flow used in operations

Cash used in operations totaled $4,001,979, and was comprised primarily of our net loss of approximately $1,011,333 plus an increase in accounts receivable of $307,283, a decrease in inventory of $223,196, an increase in prepaid expenses and security deposits of $61,355, and increase in other receivables of 106,243, an increase of other assets of $285,000 a decrease in deferred taxes of $260,116, an increase in other current liabilities of $116,254, and an increase in accounts payable and accruals of $437,147. The Company also issued a total of $315,379 in stock as payment for loan fees and services.

Cash flow used in investing activities

Cash used in investing activities totaled $1,893,203. As described previously, we are in the beginning phases of our real estate development operations and as such we currently require significant amounts of cash to fund acquisitions of property for development. In connection with these efforts we entered a purchase contract for undeveloped land that adjoins the Grand Shell Landing Golf Course which required a cash deposit of approximately $1,300,309. Other uses of cash in investing activities included cash paid to acquire New Harvest Capital Corporation of approximately $410,445, and the acquisition of additional fixed assets, primarily equipment in our Airtek subsidiary, of approximately $163,655.

Cash flow from financing activities

Our financing activities provided net cash of $5,614,535. This cash was raised principally in the form of net new debt of approximately, $6,630,341 and from deposits received in connection with the pre-sale of condominiums. As of June 30, 2005 we have received total condominium deposits of $2,488,000. The total amount of deposits reflected as a source of cash of approximately $800,000 is limited to the amount by which total deposits received exceed the legally-stipulated amount to be held in escrow. Below are additional details with respect to our debt financing at June 30, 2005.

                                       DUE IN
                                       LESS          DUE         DUE
                                       THAN 1        IN 1-3      AFTER 4
OBLIGATION                             YEAR          YEARS       YEARS
                                     ------------  ---------- -----------
Notes Payable                        $ 19,047,240  $  550,279 $ 5,566,103
Mortgages                                 149,427   4,576,341   1,034,822
                                     ------------  ---------- -----------
Total cash obligations               $ 19,196,712  $5,126,620 $ 6,600,925

Equity Line of credit -Loan is in the name of a partner. Interest rate is
variable (currently at 7.875 %). Loan secured by Rio Vista property.                   149,427

Mortgage Payable - First Mortgage in name of a partner. Interest is at a variable rate, currently 3.250%. Interest only is due monthly until November 1,
2012, and the borrower has the right to prepay with no penalty. Maturity date of
the mortgage is October 1, 2027                                                      1,034,822

Mortgage Payable - First mortgage secured by 48 Hendricks property. Bank has a
Secured interest in rents, leases, fixed asset and profits. Interest is variable but can never be less than 5 %. Current rate is 5.5 %. Payments are interest
only                                                                                 4,576,341

Note Payable to finance company, monthly payments are variable, including interest of 6.75%, collateralized by Grand Shell Landing golf course property,
due November 2009                                                                    6,273,156

Note Payable to finance company, monthly payments of $ 278, including imputed
interest of 7%, collateralized by equipment, due October 2006                            4,910

Note Payable to finance company, monthly payments of $ 277, including imputed
interest of 6.49% collateralized by equipment, due May 2007                              5,942

Note payable to a finance company, monthly payments of $ 814, including imputed
interest of 6.75%, collectivized by equipment, due October 2006                         11,624

Note Payable to private investor, due January 1, 2006 with interest payable at
12%, and unsecured.                                                                  3,000,000

Notes Payable to private investor with maturity date of August 14th, 2005
(Extended to February 14, 2006)                                                        700,000

Notes Payable - various installment obligations for crane and safety equipment.
                                                                                       933,224

Note Payable bearing interest at 6% on acquisition of The Grand Shell Landing
Golf course to former owner. Owner has an option to purchase the Company's stock, currently held in escrow, in lieu of payment of the note, due on November
16, 2005                                                                             1,070,811

Obligation payable for acquisition of Airtek Safety Ltd, non-interest-bearing , secured by common stock held in escrow, due on August 24, 2005 (Extended to
February 24, 2006). The shareholders of Airtek can choose to accept common stock
in lieu of cash payment.                                                            11,224,000

Note Payable to private investor, due May 31, 2006 with 18% interest                   840,000

Note Payable to private investor, due September 30, 2005, bearing 12% interest
                                                                                       100,000

Convertible Debenture to Investment Company bearing 12% interest, due on June 1,
2006                                                                                   700,000

Convertible Debenture to private investor bearing 12% interest, due on June 1,
2006                                                                                   300,000
                                                                                  ------------
Total                                                                             $ 30,924,257

Critical Accounting Policies
----------------------------

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

Construction Operations - Azur International, Inc. determines earnings from construction under the percentage of completion method. Under this method, earnings are recognized in proportion of the total earnings anticipated from a contract which the cost of the work completed bears to the estimated total cost of the work covered by the contract. The Company's construction contracts generally extend over more than one year, and revisions in costs and earnings estimates during the course of the work are reflected in the year in which the facts which require the revision become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that such estimates will be revised over the next years until completion of the job. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Estimated costs and earnings from construction contracts are reviewed and necessary adjustments are made based on current evaluations of the indicated outcome. Cost of construction contracts includes all direct material, labor and subcontracting costs, and those indirect costs related to contract performance expenses that are not directly attributable to construction contracts, such as business development, estimating, purchasing, accounting, cost control, general office support and similar costs attributed to our construction activities, are expensed as incurred.

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

Property and Equipment

Property and equipment are carried at cost and are being depreciated over their useful lives using straight line depreciation methods. The estimated useful lives of significant assets are as follows:

        Equipment                           5 years
        Land Improvements                  20 years
        Buildings                          40 years
        Hire Equipment                     12 years

Leases

Leases that transfer substantially all of the risks and benefits of ownership are capital leases. Other leases are operating leases that are expensed over the terms of the lease using the straight line method. Capital leases are included in property and equipment and are amortized using the same methods as used for depreciation of property and equipment [GRAPHIC OMITTED]

Construction Deposits

Construction deposits amounting to $1,688,000 for the purchase of units in the 48 Hendricks project are held in escrow with the Escrow Agent, Adorno & Yoss, P.A., as per an Escrow Agreement dated August 25, 2004.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is estimated and recorded based on the Company's historical bad debt experience. The current balance of the allowance for doubtful accounts is approximately $45,120.

Inventory

Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory for Airtek Cranes is comprised primarily of crane parts and supplies valued at $281,204. Crane inventory includes motors, gear boxes, wheels, cables, batteries, brakes and other parts necessary to support the crane rental business. Inventory for Airtek Safety of $83,631 consists primarily of airmats that are required on construction sites under English law. The balance is stairsafe inventory utilized on jobsites for railings around open staircases. Inventory for The Grand Shell Landing Golf Course totaling $72,558 at June 30, 2005, consists of apparel and equipment sold at the pro shop, as well as food and beverages items.

Earnings/Loss per Share

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the six months ended June 30, 2005 was 43,017,715 and the resulting loss per share was $0.02 per share.

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $ 3,719,990.

                                                    Year ending
                                                -------------------
                                                December   December
                                                --------   --------
                                                31, 2004   31, 2003
         Statutory federal income tax rate         34%        34%
         Valuation allowance                      (34)       (34)
         Effective tax rate                        -%         -%

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

      At the conclusion of the period ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.


                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the months of April and May 2005, the Company issued a total 22,443 shares of its common stock in consideration of architect fees and creative design services relating to the planned Shell Landing Development construction projects. Also, the Company issued an aggregate of 420,000 shares to various investors as payment of loan fees, and 50,000 shares of common stock to a non-employee director as a director's fee. All of the above issuances were made in a private placement transactions under an exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

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

                                         Azur International, Inc.
                                         (Registrant)


Date: October 12, 2005                   By: /s/ Donald Winfrey
                                         ---------------------------------------
                                         Donald Winfrey
                                         President