Form 10QSB
period 2002-03-31
Azur International, Inc.
filed 2005-10-13
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                                  -------------

                        Commission File Number 000-27113

                            AZUR INTERNATIONAL, INC.
                            ------------------------
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

                            AZUR INTERNATIONAL, INC.
                            ------------------------

TABLE OF CONTENTS

PART I     Financial Information                                            Page
------     ---------------------                                            ----

Item 1.    Financial Statements                                              3

Item 2.    Management's Discussion and Analysis or
           Plan of Operation                                                 12

Item 3.    Controls and Procedures                                           12

PART II    Other Information
-------    -----------------

Items 1 through 6                                                            13

Forward Looking Statements and Associated Risks

Signature Page                                                               14

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            AZUR INTERNATIONAL, INC.
                                  BALANCE SHEET
                                 March 31, 2002

                                                                       2002
                                                                    -----------
                                                                    (Unaudited)

                                     ASSETS
                                     ------
Current Assets
      Cash and Cash Equivalents                                      $      --
                                                                     ---------
                  Total Current Assets                                      --

                                                                     ---------
TOTAL ASSETS                                                         $      --
                                                                     =========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current Liabilities
      Accounts Payable & Accrued Expenses                            $ 752,971
                                                                     ---------
                  Total Current Liabilities                            752,971

                                                                     ---------
                  Total Liabilities                                    752,971
                                                                     ---------


Stockholders' Equity
      Preferred Stock-$.01 par value, 50,000,000 shares authorized          --
      Common Stock - $.01 par value, 200,000,000 shares
             authorized; shares issued and outstanding 369,086           3,691
      Additional Paid-In Capital                                       226,191
      Accumulated Deficit                                             (982,853)
                                                                     ---------
                  Total Stockholders' Equity                          (752,971)

                                                                     ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $      --
                                                                     =========

The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                     For the Quarter Ended March 31st, 2002

                                                                       2002
                                                                    -----------
                                                                    (Unaudited)
Revenues
       Sales                                                          $     --
                                                                      --------
             Total Revenue                                                  --

Operating Expenses
             General & Administrative Expenses                              --
                                                                      --------
             Total Operating Expenses                                       --
                                                                      --------

Net Income (Loss)                                                     $     --
                                                                      ========

Basic Income (Loss) per share                                            NIL
                                                                      ========

Weighted average shares outstanding                                    369,086
                                                                      ========

The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                     For the Quarter Ended March 31st, 2002


                                                                       2002
                                                                    -----------
                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                               $    --

       Adjustments to Reconcile Income (Loss) to Net Cash
         Used for Operating Activities:                                     --
                                                                       -------
       Net Cash (Used) Provided for Operations                              --
                                                                       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Net Cash Provided (Used) in Investing Activities:                    --
                                                                       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Net Cash Provided (Used) in Financing Activities:                    --
                                                                       -------

Net Increase (Decrease) in Cash                                             --

Beginning Cash                                                              --

Ending Cash                                                            $    --
                                                                       =======

The accompanying notes are an integral part of the financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

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

B. REAL ESTATE HOLDINGS
Real estate investments are stated at the lower of cost or market. Acquisition costs are allocated to respective properties based on appraisals of the various properties acquired in the acquisition.

C. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

D. CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand; cash in banks, and any highly liquid investments with maturity of three months or less at the time of purchase. The Company and its subsidiaries maintain cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal.

E. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the three months ended March 31, 2002 was 369,086 and the resulting loss per share was NIL.

F.  INCOME TAXES
In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $982,853.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

                  Statutory federal income taxes                34%
                  Valuation allowance                          (34)
                  Effective tax rate                             0%

NOTE 2 - COMMITMENTS & SUBSEQUENT EVENTS

A. On February 9, 2004 Azur International, Inc. acquired Azur Development Corp. (formally known as Mingo Bay Development Corp.) in a stock for stock transaction.

B. On November 17, 2004 the Company acquired The Grand Shell Landing, Inc., which operates an 18-hole golf course, pro shop and restaurant in Mississippi. At the present time, The Grand Shell Landing, Inc. generates golf-related revenues only; there is no real estate activity as of yet.

C. On February 24, 2005 the Company purchased Airtek Safety Limited, a British company which derives income from the rental of cranes and equipment and services to the construction industry. The purchase, which was effective January 1, 2005, was a cash transaction whereby the sellers have the option of taking stock in lieu of cash. Pursuant to the purchase agreement with the shareholders of Airtek, Azur International has agreed to pay 6.1 million pounds (approximately $11,224,000) on August 24, 2005 (extended to February 24, 2006). The shareholders have the option to acquire an aggregate of 3,741,333 shares of common stock in lieu of cash payment due. The shares of Airtek are being held in escrow pending payment of the purchase consideration. In the event the Company defaults on its obligation, the agreement will be rescinded and the escrowed shares will be returned to the Airtek shareholders.

D.    On May 5, 2005 the Company  entered into an agreement to acquire up to 80%
      of  the  land   surrounding   the  Grand  Shell  Landing  Golf  Course  in
      Mississippi. The Company has invested a total of $1,300,309 in said land.

E.    On May 18, 2005 Azur Development Corporation, a wholly owned subsidiary of
      the  Company   assigned  its   interest  in  48  Hendricks   LLC  to  Azur
      International Inc. for business and financing purposes.

F. On June 1, 2005 pursuant to a Stock Purchase Agreement dated as of June 1, 2005 between HVST Acquisition Corporation, a Nevada corporation owned and controlled by James A. Ditanna of King of Prussia, Pennsylvania ("HVST Acquisition"), and Azur International, Inc. ("Azur"), HVST Acquisition sold to Azur 68,960,000 shares of common stock of New Harvest Capital Corporation, constituting approximately 50.4% of the outstanding common shares of New Harvest (the "Harvest Shares"). The purchase price for the Harvest Shares was $550,000 paid in cash. By virtue of its acquisition of a majority of the voting securities of New Harvest on such date, Azur acquired from HVST Acquisition control of New Harvest Capital Corporation on June 1, 2005.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

      Simultaneously with the acquisition of the New Harvest Shares, Azur entered into a Consulting and Investment Banking Services Agreement with Venture Fund I, Inc., a Nevada corporation owned by James Ditanna
      ("Venture") under which Venture has agreed to provide to Azur certain information, evaluation and consulting and investment banking services for a consideration of 600,000 shares of common stock of Azur, which were issued on June 27, 2005.

G. On August 9, 2005, the Company and the shareholders of Airtek Safety Limited signed the First Addendum to the Agreement for the Sale and Purchase of the Entire Issued Share Capital of Airtek Safety Limited. The addendum extended the "Deferred Payment Date" in the initial agreement to six months from August 24, 2005, making the new due date February 24, 2006. As part of the addendum, the Company shall pay the following "Installment Payments": $250,000 on September 24th, 2005, and $75,000 each subsequent month on October 24, 2005, November 24th, 2005, December 24th, 2005 and January 24th, 2005. The first payment of $250,000 was made on September 29, 2005. The Installment Payments shall be distributed to the Sellers in their respective percentages. The Installment Payments shall reduce the total purchase price accordingly, and the Consideration Shares held by the escrow agent shall be reduced and returned to the Company as follows: 83,000 shares on September 24, 2005, and 25,000 shares upon each subsequent installment payment.

H.    On August 29-30,  2005 the state of Mississippi  was affected by Hurricane
      Katrina. Shell Landing Golf Course, which is located in Gautier, Mississippi, was impacted by this hurricane. No significant structural damage has occurred, mostly due to the high elevation of the land pertaining to the golf course. There was loss of power to the area, which resumed on September 2, 2005. Although the golf course resumed operations on September 23, 2005, we do expect a reduction in revenues from the golf course in the short term as a result of the hurricane. The insurance company has been contacted and the claims have been submitted with respect to economic loss and damage that may have occurred to the gold course and any related property.

I. The Notes Payable to the shareholders of Rio Vista LLC and 48 Hendricks LLC, as part of their acquisition price, were satisfied in a timely manner, on April 13, 2004 and January 31, 2005 respectively.

J. The Company's long-term debt (as stated in Note #5 above) has changed significantly due to acquisition of new companies, pre-development expenses, and the commencement of construction projects. The following list details the additional long-term debt the Company has incurred since March 31, 2002:

      Mortgage Payable - First Mortgage in the name of a partner. Interest is at a variable rate, currently 5.25% Interest only is due monthly, until
      November 1, 2012, and the borrower has the right to prepay with no
      penalty. Maturity date of the mortgage is October 1, 2027.                          $ 1,034,822

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

      Equity line of credit - Loan is in the name of a partner. Interest is
      variable (currently at 7.85%). Loan secured by Rio Vista property.                      149,427

      Mortgage Payable - First mortgage secured by 48 Hendricks property. Bank has a Secured interest in rents, leases, fixed asset and profits. Interest is variable but can never be less than 5 %. Current rate is 5.5 %.
      Payments are interest only.                                                           4,576,341

      Note Payable to finance company, monthly payments are variable, including interest of 6.75%, collateralized by Grand Shell Landing golf course
      property, due November 2009                                                           6,273,156

      Note Payable to finance company, monthly payments of $ 278, including
      imputed interest of 7%, collateralized by equipment, due October 2006                     4,910

      Note Payable to finance company, monthly payments of $ 277, including
      imputed interest of 6.49% collateralized by equipment, due May 2007                       5,942

      Note payable to a finance company, monthly payments of $ 814, including
      imputed interest of 6.75%, collectivized by equipment, due October 2006                  11,624

      Note Payable to private investor, due May 6, 2005 (Extended to January 1,
      2006) with interest payable at 12%, and unsecured.                                    3,000,000

      Notes Payable to private investor with maturity date of August 14th, 2005
      (Extended to February 14, 2006)                                                         700,000

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

NOTE 2 - COMMITMENTS & SUBSEQUENT EVENTS (Continued)

      Notes Payable - various installment obligations for crane and safety
      equipment.                                                                              933,224

      Note Payable bearing interest at 6% on acquisition of The Grand Shell
      Landing Golf course to former owner. Owner has an option to purchase the
      Company's stock, currently held in escrow, in lieu of payment of the note,
      due on November 16, 2005                                                              1,070,811

      Obligation payable for acquisition of Airtek Safety Ltd,
      non-interest-bearing , secured by common stock held in escrow, due on
      August 24, 2005 (Extended to February 24th, 2006). The shareholders of
      Airtek can choose to accept common stock in lieu of cash payment.                    11,224,000

      Note Payable to private investor, due May 31, 2006 with 18% interest.                   840,000

      Note Payable to private investor, due September 30, 2005, bearing 12%
      interest (extended to March 8, 2006)                                                    100,000

      Convertible Debenture to Investment Company bearing 12% interest, due on
      June 1, 2006                                                                            700,000

      Convertible Debenture to private investor bearing 12% interest, due on
      June 1, 2006                                                                            300,000

K. Current portion of long-term debt with payment due dates through March 31, 2005 have been paid or extended.

L. The following employment and consulting agreements have been added and are in effect since March 31, 2002:

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

      The Vice President of Operations of the Company's has an employment agreement with a term of 3 years, commencing on September 1, 2004. His compensation, beginning on January 1st, 2005, is $120,000 per annum. He also received a signing bonus in the form of 50,000 restricted shares of the Company's common stock at $3.00 per share. The Signing Bonus was paid sixty days from the effective date of the contract, which was September 1, 2004. On July 1, 2005, the Company singed a Termination of Employment Agreement by and between the Vice President of Operations, whereby both parties mutually agreed to terminate the Executive's employment agreement with the corporation. As stipulated in the agreement, the Executive shall receive the following severance benefits: (1) Salary until August 15, 2005
      (2) 20,000 Restricted Shares of stock (3) health benefits until August 15, 2005 and (4) stipend of $5,000 for moving expenses.

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

      The General Counsel & Corporate Secretary has and Employment Agreement with a term of 1 year, commencing on April 15, 2004. After the initial term, the agreement shall renew automatically for additional 1 year periods, unless terminated by either party. His compensation is $120,000 per annum, to be increased at a rate of no less than 10% per annum. The Executive received a signing bonus of 50,000 restricted shares of the Company's stock.

                AZUR INTERNATIONAL, INC. & SUBSIDIARIES NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

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

      The Vice President of Development, who is also the President of the Azur Development subsidiary, has a Consulting Agreement with a term of twelve months, commencing on November 1, 2004. After the initial term, the agreement shall renew automatically for additional twelve month term, unless terminated by either party. His compensation is 10% of the net profits of any developments that he initiates. He shall be paid 50% in cash payment, and 50% in restricted common shares at $.01. This agreement was replaced with the Chief Operating Officer employment agreement on July 12, 2005. (Please see Note 17(A) on commitments and subsequent events.)

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

      A retainer agreement dated May 31, 2005 is in effect between the Company and an investor relations firm for implementation of the Company's financial communications program. The agreement, which has an effective date of June 1, 2005 carries a term of twelve months ending on May 31, 2006. During the term, in consideration for the services, the company shall pay the investor relations firm a retainer fee of $60,000 for the initial ninety day start up period, and $15,000 monthly for each month after the third month. As additional consideration, the Company grants the investor relations firm warrants topurchase an aggregate of 100,000 shares of common stock over a three year period at the exercise price per share of $2.00 per share.

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

M.    RELATED  PARTY   TRANSACTIONS-
      Rio Vista, LLC, a subsidiary of Azur Development Corp. has mortgages with banks on property owned that were financed in the individual name of a principal of the company. There are also bank accounts that are titled in the name of the same principal that belong to Rio Vista, LLC.

      A major shareholder of Azur International is also a minority owner in both Rio Vista, LLC and 48 Hendricks, LLC.

Item 2. Management's Discussion and Analysis or Plan of Operation

Introduction

Azur International, Inc. is a real estate development company with operations in the United States, primarily in Ft. Lauderdale, Florida. Our line of business is real estate development and operation.

Results of Operations

For the Quarter Ended March 31, 2002

During the quarter ended March 31, 2002, there were no revenues or expenses.

Liquidity and Capital Resources

At March 31, 2002 we had a net working capital deficit of $752,941. The deficit is attributable to the bankruptcy liabilities.

Discussion of Certain Current Assets and Liabilities

Accounts Payable & Accrued Expenses

At March 31, 2002, our accounts payable and accrued expenses amounted to $752,971, and were comprised of the liabilities associated with filing bankruptcy in November of 2001 under chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the district of Arizona.

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

      In July 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

           None

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

                                                  Azur International, Inc.
                                                       (Registrant)


Date: October 12, 2005                            /s/ Donald Winfrey
                                                  ------------------------------
                                                  Donald Winfrey
                                                  President