Form 10QSB
period 2002-06-30
Azur International, Inc.
filed 2005-10-13
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                                   ----------

                        Commission File Number 000-27113

                            AZUR INTERNATIONAL, INC.
        -----------------------------------------------------------------
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

                            AZUR INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I     Financial Information                                            Page
------     ---------------------                                            ----

Item 1.    Financial Statements                                                3

Item 2.    Management's Discussion and Analysis or Plan of Operation          13

Item 3.    Controls and Procedures                                            13

PART II    Other Information
-------    -----------------

Items 1 through 6                                                             14

Forward Looking Statements and Associated Risks

Signature Page                                                                16

Exhibits/Certifications                                                       17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            AZUR INTERNATIONAL, INC.
                                  BALANCE SHEET
                                 June 30, 2002

                                                                               2002
                                                                            ---------
                                                                           (Unaudited)
                                     ASSETS
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

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 2002

                                                                       2002
                                                                     --------
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

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                       For the Quarter Ended June 30, 2002

                                                                       2002
                                                                     --------
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

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                       For the Quarter Ended June 30, 2002

                                                                         2002
                                                                         ----
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                                 $ --

       Adjustments to Reconcile Income (Loss) to Net Cash
         Used for Operating Activities:                                    --
                                                                         ----

       Net Cash (Used) Provided for Operations                             --
                                                                         ----

CASH FLOWS FROM INVESTING ACTIVITIES:

       Net Cash Provided (Used) in Investing Activities:                   --
                                                                         ----

CASH FLOWS FROM FINANCING ACTIVITIES:

       Net Cash Provided (Used) in Financing Activities:                   --
                                                                         ----

Net Increase (Decrease) in Cash                                            --

Beginning Cash                                                             --

Ending Cash                                                              $ --
                                                                         ====

The accompanying notes are an integral part of the financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

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

E. EARNINGS/LOSS PER SHARE

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the three months ended June 30, 2002 was 369,086 and the resulting loss per share was NIL.

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

                                  June 30, 2002


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

                                  June 30, 2002

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

J. The Company's long-term debt (as stated in Note #5 above) has changed significantly due to acquisition of new companies, pre-development expenses, and the commencement of construction projects. The following list details the additional long-term debt the Company has incurred since June 30, 2002:

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

                                  June 30, 2002

Equity line of credit - Loan is in the name of a partner.
Interest is variable (currently at 7.85%).

      Loan secured by Rio Vista property.                                149,427

      Mortgage Payable - First mortgage secured by 48 Hendricks
      property. Bank has a Secured interest in rents, leases,
      fixed asset and profits. Interest is variable but can never be less than 5%. Current rate is 5.5 %. Payments are
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

                                  June 30, 2002

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

K. Current portion of long-term debt with payment due dates through June 30, 2005 have been paid or extended.

L. The following employment and consulting agreements have been added and are in effect since June 30, 2002:

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

                                  June 30, 2002

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

      A director of the Company who has been engaged to develop home building and commercial development projects, as well as oversee any European projects, has a Consulting agreement with a term of three years, commencing on October 5, 2004. His compensation is a base fee of 3,000,000 of shares of common stock at $.01.

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

Results of Operations

For the Six Months and Quarter Ended June 30, 2002

During the six months and quarter ended June 30, 2002, there were no revenues or expenses.

Liquidity and Capital Resources

At June 30, 2002 we had a net working capital deficit of $752,941. The deficit is attributable to the bankruptcy liabilities.

Discussion of Certain Current Assets and Liabilities

Accounts Payable & Accrued Expenses

At June 30, 2002, our accounts payable and accrued expenses amounted to $752,971, and were comprised of the liabilities associated with filing bankruptcy in November of 2001 under chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the district of Arizona.

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

Item 6. Exhibits

      (a)   Exhibits

            31.1- Certification of Chief Executive Officer pursuant to Rules
                  13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2202.

            31.2- Certification of the Chief Financial Officer pursuant to Rules
                  13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 - Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes- OxleyAct of 2002.

            32.2 - Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes- OxleyAct of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Azur International, Inc.
                                                 (Registrant)


Date: October 12, 2005                      /s/ Donald Winfrey
                                            ----------------------------------
                                            Donald Winfrey
                                            President