Form 10QSB
period 2002-09-30
Azur International, Inc.
filed 2005-10-13
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to
                                   ----------

                        Commission File Number 000-27113

                            AZUR INTERNATIONAL, INC.
       ------------------------------------------------------------------
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

                            AZUR INTERNATIONAL, INC.


TABLE OF CONTENTS


PART  I Financial Information                                               Page

Item  1. Financial Statements                                                3-6

Item  2. Management's Discussion and Analysis or Plan of Operation            13

Item  3. Controls and Procedures                                              13


PART  II Other Information

Items 1 through 6                                                             14

Forward Looking Statements and Associated Risks

Signature Page                                                                15

Exhibits/Certifications                                                       15

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            AZUR INTERNATIONAL, INC.
                                  BALANCE SHEET
                               September 30, 2002

                                                                                       2002
                                                                                    -----------
                                                                                    (Unaudited)

                                     ASSETS
Current Assets
             Cash and Cash Equivalents                                               $       -
                                                                                     ---------
                Total Current Assets                                                         -
                                                                                     ---------

TOTAL ASSETS                                                                         $       -
                                                                                     =========
                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
             Accounts Payable & Accrued Expenses                                     $ 752,971
                                                                                     ---------
                Total Current Liabilities                                              752,971
                                                                                     ---------
                Total Liabilities                                                      752,971
                                                                                     ---------

Stockholders' Equity
             Preferred Stock-$.01 par value, 50,000,000 shares authorized                    -
             Common Stock - $.01 par value, 200,000,000 shares
               authorized; shares issued and outstanding 369,086                         3,691
             Additional Paid-In Capital                                                226,191
             Accumulated Deficit                                                      (982,853)
                                                                                     ---------
                Total Stockholders' Equity                                            (752,971)
                                                                                     ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                             $       -
                                                                                     =========

The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                  For the Nine Months Ended Septemeber 30, 2002

                                                                                       2002
                                                                                    -----------
                                                                                    (Unaudited)
Revenues
       Sales                                                                         $       -
                                                                                     ---------
                Total Revenue                                                                -
Operating Expenses
                General & Administrative Expenses                                            -
                                                                                     ---------
                Total Operating Expenses                                                     -
                                                                                     ---------
Net Income (Loss)                                                                    $       -
                                                                                     =========
Basic Income (Loss) per share                                                           NIL
                                                                                     =========
Weighted average shares outstanding                                                    369,086
                                                                                     =========

The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                    For the Quarter Ended Septemeber 30, 2002

                                                                                       2002
                                                                                    -----------
                                                                                    (Unaudited)
Revenues
       Sales                                                                         $       -
                                                                                     ---------
             Total Revenue                                                                   -
Operating Expenses
             General & Administrative Expenses                                               -
                                                                                     ---------
             Total Operating Expenses                                                        -
                                                                                     ---------
Net Income (Loss)                                                                    $       -
                                                                                     =========
Basic Income (Loss) per share                                                           NIL
                                                                                     =========
Weighted average shares outstanding                                                    369,086
                                                                                     =========

The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                    For the Quarter Ended September 30, 2002

                                                                                       2002
                                                                                    -----------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                                             $       -
       Adjustments to Reconcile Income (Loss) to Net Cash
         Used for Operating Activities:                                                      -
                                                                                     ---------
       Net Cash (Used) Provided for Operations                                               -
                                                                                     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Net Cash Provided (Used) in Investing Activities:                                     -
                                                                                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net Cash Provided (Used) in Financing Activities:                                     -
                                                                                     ---------
Net Increase (Decrease) in Cash                                                              -
Beginning Cash                                                                               -
Ending Cash                                                                          $       -
                                                                                     =========

The accompanying notes are an integral part of the financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002


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

E. EARNINGS/LOSS PER SHARE

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the three months ended September 23, 2002 was 369,086 and the resulting loss per share was NIL.

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

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

$982,853.

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

                               September 30, 2002


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

J. The Company's long-term debt (as stated in Note #5 above) has changed significantly due to acquisition of new companies, pre-development expenses, and the commencement of construction projects. The following list details the additional long-term debt the Company has incurred since September 30, 2002:

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

      Mortgage Payable - First Mortgage in the name of a partner. Interest is at a variable rate, currently 5.25% Interest only is due monthly, until November 1, 2012, and the borrower has


     the right to prepay with no penalty.  Maturity date of the mortgage is October 1, 2027.       $ 1,034,822

     Equity line of credit - Loan is in the name of a partner. Interest is variable (currently
     at 7.85%). Loan secured by Rio Vista property.                                                    149,427

     Mortgage Payable - First mortgage secured by 48 Hendricks property.  Bank has a Secured interest in rents, leases, fixed asset and profits. Interest is variable but can never be
     less than 5%. Current rate is 5.5 %.  Payments are interest only.                               4,576,341

     Note Payable to finance company, monthly payments are variable, including interest of 6.75%,    6,273,156
     collateralized by Grand Shell Landing golf course  property, due November 2009

     Note Payable to finance company, monthly payments of $ 278, including imputed interest
     of 7%, collateralized by equipment, due October 2006                                                4,910

     Note Payable to finance company, monthly payments of $ 277, including imputed interest of
     6.49% collateralized by equipment, due May 2007                                                     5,942

     Note payable to a finance company, monthly payments of $ 814, including imputed interest
     of 6.75%, collectivized by equipment, due October 2006                                             11,624

     Note Payable to private investor, due May 6, 2005 (Extended to January 1,
     2006) with interest payable at 12%, and unsecured.                                              3,000,000

     Notes Payable to private investor with maturity date of August 14th, 2005 (Extended to
     February 14, 2006)                                                                                700,000

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

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


K. Current portion of long-term debt with payment due dates through September 30, 2005 have been paid or extended.

L. The following employment and consulting agreements have been added and are in effect since September 30, 2002:

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

                               September 30, 2002


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

RESULTS OF OPERATIONS

FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2002

During the nine months and quarter ended September 30, 2002, there were no revenues or expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 we had a net working capital deficit of $752,941. The deficit is attributable to the bankruptcy liabilities.

DISCUSSION OF CERTAIN CURRENT ASSETS AND LIABILITIES

ACCOUNTS PAYABLE & ACCRUED EXPENSES

At September 30, 2002, our accounts payable and accrued expenses amounted to $752,971, and were comprised of the liabilities associated with filing bankruptcy in November of 2001 under chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the district of Arizona.



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

                                         Azur International, Inc.
                                                (Registrant)


Date: October 12, 2005                    /s/ Donald Winfrey
                                         ---------------------------------------
                                         Donald Winfrey
                                         President