Form 10QSB
period 2003-03-31
Azur International, Inc.
filed 2005-10-13
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                                   ----------

                        Commission File Number 000-27113

                            AZUR INTERNATIONAL, INC.

                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        50-0015673
---------------------------------------------------------------------------
State or other jurisdiction of                        (I.R.S. Employer
 corporation or organization)                      Identification Number)

101 NE 3rd Avenue, Fort Lauderdale, Florida                      33301
---------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

                                YES [ ] NO [ X ]


As of the close of business on September 29, 2005, there were 50,571,238 shares of the small business issuer's $.0001 par value per share Common Stock outstanding.

                            AZUR INTERNATIONAL, INC.


TABLE OF CONTENTS

                                                                          Page
PART I     Financial Information

Item 1.    Financial Statements                                             3

Item 2.    Management's Discussion and Analysis or Plan of Operation       12

Item 3.    Controls and Procedures                                         12


PART II    Other Information                                               13

Items 1 through 6                                                          13

Forward Looking Statements and Associated Risks

Signature Page                                                             14

Exhibits/Certifications

PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

                            AZUR INTERNATIONAL, INC.
                                  BALANCE SHEET
                                 March 31, 2003

                                                                                2003
                                                                            ------------
                                                                             (Unaudited)

   ASSETS
Current Assets
             Cash and Cash Equivalents                                      $         --
                                                                            ------------
                         Total Current Assets                                         --

                                                                            ------------
TOTAL ASSETS                                                                $         --
                                                                            ============

               LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
             Accounts Payable & Accrued Expenses                            $    752,971
                                                                            ------------
                         Total Current Liabilities                               752,971

                                                                            ------------
                         Total Liabilities                                       752,971
                                                                            ------------

Stockholders' Equity
             Preferred Stock-$.01 par value, 50,000,000 shares authorized             --
             Common Stock - $.01 par value, 200,000,000 shares
                    authorized; shares issued and outstanding 369,086              3,691
             Additional Paid-In Capital                                          226,191
             Accumulated Deficit                                                (982,853)
                                                                            ------------
                         Total Stockholders' Equity                             (752,971)

                                                                            ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $         --
                                                                            ============

The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                 For the Quarters Ended March 1st, 2003 and 2002



                                                     2003           2002
                                                 ------------   ------------
                                                  (Unaudited)    (Unaudited)
Revenues
       Sales                                     $         --   $         --
                                                 ------------   ------------
             Total Revenue                                 --             --

Operating Expenses
             General & Administrative Expenses             --             --
                                                 ------------   ------------
             Total Operating Expenses                      --             --
                                                 ------------   ------------

Net Income (Loss)                                $         --   $         --
                                                 ============   ============

Basic Income (Loss) per share                         NIL            NIL
                                                 ============   ============

Weighted average shares outstanding                   369,086        369,086
                                                 ============   ============


The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                For the Quarters Ended March 31st, 2003 and 2002


                                                               2003         2002
                                                            ----------   ----------
                                                           (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                    $       --   $       --

       Adjustments to Reconcile Income (Loss) to Net Cash
         Used for Operating Activities:                             --           --
                                                            ----------   ----------

       Net Cash (Used) Provided for Operations                      --           --
                                                            ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

       Net Cash Provided (Used) in Investing Activities:            --           --
                                                            ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Net Cash Provided (Used) in Financing Activities:            --           --
                                                            ----------   ----------

Net Increase (Decrease) in Cash                                     --           --

Beginning Cash                                                      --           --

Ending Cash                                                 $       --   $       --
                                                            ==========   ==========


The accompanying notes are an integral part of the financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A. BACKGROUND
Azur International, Inc. is in the business of developing and marketing luxury residential and resort properties.The Company was originally incorporated in the State of Nevada in June 1997 under the name of Union Chemical Corporation in order to be a partner in a joint venture that was never consummated. In June 1999, the Company changed its name to Hotyellow98.com, Inc. as it acquired an Arizona corporation, Hotyellow98.com. The Company subsequently changed its name to the current name of Azur International, Inc.

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

E. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the three months ended March 31, 2003 was 369,086 and the resulting loss per share was NIL.

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

                             March 31, 2003 and 2002



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

                            March 31, 2003 and 2002





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

J. The Company's long-term debt (as stated in Note #5 above) has changed significantly due to acquisition of new companies, pre-development expenses, and the commencement of construction projects. The following list details the additional long-term debt the Company has incurred since March 31, 2003:

    Mortgage Payable - First Mortgage in the name of a partner. Interest is at a       $ 1,034,822
    variable rate, currently 5.25% Interest only is due monthly, until November
    1, 2012, and the borrower has the right to prepay with no penalty. Maturity date of the mortgage is October 1, 2027.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002



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

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002




NOTE 2 - COMMITMENTS & SUBSEQUENT EVENTS (Continued)

     Notes Payable - various installment obligations for crane and safety equipment.                     933,224

     Note Payable bearing interest at 6% on acquisition of The Grand Shell
     Landing Golf course to former owner. Owner has an option to purchase the
     Company's stock, currently held
     in escrow,   in lieu of payment of the note, due on November 16, 2005                             1,070,811

     Obligation payable for acquisition of Airtek Safety Ltd,
     non-interest-bearing , secured by common stock held in escrow, due on
     August 24, 2005 (Extended to February 24th, 2006).
     The shareholders of Airtek can choose to accept common stock in lieu of cash payment.            11,224,000

     Note Payable to private investor, due May 31, 2006 with 18% interest
                                                                                                         840,000

     Note Payable to private investor, due September 30, 2005, bearing 12% interest,
     (extended to March 8, 2006).                                                                        100,000

     Convertible Debenture to Investment  Company bearing 12% interest, due on June 1, 2006              700,000

     Convertible Debenture to private investor bearing 12% interest, due on June 1, 2006                 300,000


K. Current portion of long-term debt with payment due dates through March 31, 2005 have been paid or extended.

L. The following employment and consulting agreements have been added and are in effect since March 31, 2003:

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

                             March 31, 2003 and 2002





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

Item 2. Management's Discussion and Analysis or Plan of Operation


Introduction

Azur International, Inc. is a real estate development company with operations in the United States, primarily in Ft. Lauderdale, Florida. Our line of business is real estate development and operation. During the quarter ended March 31, 2003, there was no change in operations compared to the prior year, and accordingly, no comparisons are made with the quarter ended March 31, 2002.

Results of Operations

For the Quarter Ended March 31, 2003

During the quarter ended March 31, 2003, there were no revenues or expenses.

Liquidity and Capital Resources

At March 31, 2003 we had a net working capital deficit of $752,941. The deficit is attributable to the bankruptcy liabilities.

Discussion of Certain Current Assets and Liabilities

Accounts Payable & Accrued Expenses

At March 31, 2003, our accounts payable and accrued expenses amounted to $752,971, and were comprised of the liabilities associated with filing bankruptcy in November of 2001 under chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the district of Arizona.





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

                                                    Azur International, Inc.
                                                           (Registrant)


Date: October 12, 2005                               /s/ Donald Winfrey
                                                    ---------------------------
                                                    Donald Winfrey
                                                    President