Form 10QSB
period 2003-06-30
Azur International, Inc.
filed 2005-10-13
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

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

                            AZUR INTERNATIONAL, INC.


TABLE OF CONTENTS
                                                                         Page

PART I     Financial Information

Item 1.    Financial Statements                                            3

Item 2.    Management's Discussion and Analysis or Plan of Operation      13

Item 3.    Controls and Procedures                                        13


PART II    Other Information                                              14

Items 1 through 6                                                         14

Forward Looking Statements and Associated Risks

Signature Page                                                            16

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            AZUR INTERNATIONAL, INC.
                                  BALANCE SHEET
                                 June 30, 2003

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

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                 For the Six Months Ended June 30, 2003 and 2002


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

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                  For the Quarter Ended June 30, 2003 and 2002


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

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                  For the Quarters Ended June 30, 2003 and 2002


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

                             June 30, 2003 and 2002


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

E. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the three months ended June 30, 2003 was 369,086 and the resulting loss per share was NIL.

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

                             June 30, 2003 and 2002



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

                             June 30, 2003 and 2002




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

J. The Company's long-term debt (as stated in Note #5 above) has changed significantly due to acquisition of new companies, pre-development expenses, and the commencement of construction projects. The following list details the additional long-term debt the Company has incurred since June 30, 2003:

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

                                          June 30, 2003 and 2002


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

                             June 30, 2003 and 2002




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

L. The following employment and consulting agreements have been added and are in effect since June 30, 2003:

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

                             June 30, 2003 and 2002


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

During the six months and quarter ended June 30, 2003, there was no change in operations compared to the prior year, and accordingly, no comparisons are made with the six months and quarter ended June 30, 2002.

Results of Operations

For the Six Months and Quarter Ended June 30, 2003

During the six months and quarter ended June 30, 2002, there were no revenues or expenses.

Liquidity and Capital Resources

At June 30, 2003 we had a net working capital deficit of $752,941. The deficit is attributable to the bankruptcy liabilities.

Discussion of Certain Current Assets and Liabilities

Accounts Payable & Accrued Expenses

At June 30, 2003, our accounts payable and accrued expenses amounted to $752,971, and were comprised of the liabilities associated with filing bankruptcy in November of 2001 under chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the district of Arizona.




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