Form 10QSB
period 2003-09-30
Azur International, Inc.
filed 2005-10-13
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to
                                   ----------

                        Commission File Number 000-27113

                            AZUR INTERNATIONAL, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                50-0015673
------------------------------                            ----------------------
State or other jurisdiction of                               (I.R.S. Employer
 corporation or organization)                             Identification Number)

101 NE 3rd Avenue, Fort Lauderdale, Florida                       33301
-------------------------------------------               ----------------------
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

                                YES [ ] NO [X]

As of the close of business on September 29, 2005, there were 50,571,238 shares of the small business issuer's $.0001 par value per share Common Stock outstanding.

                            AZUR INTERNATIONAL, INC.
                            ------------------------

TABLE OF CONTENTS


PART I     Financial Information                                         Page

Item 1.    Financial Statements                                             3

Item 2.    Management's Discussion and Analysis or
           Plan of Operation                                               13

Item 3.    Controls and Procedures                                         13


PART II    Other Information                                               14

Items 1 through 6                                                          14

Signature Page                                                             15

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            AZUR INTERNATIONAL, INC.
                                  BALANCE SHEET
                               September 30, 2003

                                                                                     2003
                                                                               -----------------
                                                                                 (Unaudited)
                              ASSETS
                              ------
Current Assets
             Cash and Cash Equivalents                                         $              -
                                                                               -----------------
                         Total Current Assets                                                 -

                                                                               -----------------
TOTAL ASSETS                                                                   $              -
                                                                               =================

                 LIABILITIES & STOCKHOLDERS' EQUITY
                 ----------------------------------

Current Liabilities
             Accounts Payable & Accrued Expenses                               $        752,971
                                                                               -----------------
                         Total Current Liabilities                                      752,971

                                                                               -----------------
                         Total Liabilities                                              752,971
                                                                               -----------------

Stockholders' Equity
             Preferred Stock-$.01 par value, 50,000,000 shares authorized                     -
             Common Stock - $.01 par value, 200,000,000 shares
                    authorized; shares issued and outstanding 369,086                     3,691
             Additional Paid-In Capital                                                 226,191
             Accumulated Deficit                                                       (982,853)
                                                                               -----------------
                         Total Stockholders' Equity                                    (752,971)

                                                                               -----------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $              -
                                                                               =================









    The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
             For the Nine Months Ended Septemeber 30, 2003 and 2002

                                                           2003                  2002
                                                    -------------------    ------------------
                                                       (Unaudited)            (Unaudited)
Revenues
       Sales                                        $                -     $               -
                                                    -------------------    ------------------
             Total Revenue                                           -                     -

Operating Expenses
             General & Administrative Expenses                       -                     -
                                                    -------------------    ------------------
             Total Operating Expenses                                -                     -
                                                    -------------------    ------------------

Net Income (Loss)                                   $                -     $               -
                                                    ===================    ==================

Basic Income (Loss) per share                               NIL                    NIL
                                                    ===================    ==================

Weighted average shares outstanding                            369,086               369,086
                                                    ===================    ==================













    The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
               For the Quarters Ended Septemeber 30, 2003 and 2002

                                                           2003                  2002
                                                    -------------------    ------------------
                                                       (Unaudited)            (Unaudited)
Revenues
       Sales                                        $                -     $               -
                                                    -------------------    ------------------
             Total Revenue                                           -                     -

Operating Expenses
             General & Administrative Expenses                       -                     -
                                                    -------------------    ------------------
             Total Operating Expenses                                -                     -
                                                    -------------------    ------------------

Net Income (Loss)                                   $                -      $              -
                                                    ===================    ==================

Basic Income (Loss) per share                               NIL                    NIL
                                                    ===================    ==================

Weighted average shares outstanding                            369,086               369,086
                                                    ===================    ==================











    The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
               For the Quarters Ended September 30, 2003 and 2002


                                                                       2003                   2002
                                                                --------------------   --------------------
                                                                    (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                        $                 -    $                 -

       Adjustments to Reconcile Income (Loss) to Net Cash
         Used for Operating Activities:                                           -                      -
                                                                --------------------   --------------------

       Net Cash (Used) Provided for Operations                                    -                      -
                                                                --------------------   --------------------


CASH FLOWS FROM INVESTING ACTIVITIES:

       Net Cash Provided (Used) in Investing Activities:                          -                      -
                                                                --------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Net Cash Provided (Used) in Financing Activities:                          -                      -
                                                                --------------------   --------------------

Net Increase (Decrease) in Cash                                                   -                      -

Beginning Cash                                                                    -                      -

Ending Cash                                                     $                 -    $                 -
                                                                ====================   ====================











    The accompanying notes are an integral part of the financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002


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

E. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the three months ended September 30, 2003 was 369,086 and the resulting loss per share was NIL.

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

                           September 30, 2003 and 2002



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

                           September 30, 2003 and 2002



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

J. The Company's long-term debt (as stated in Note #5 above) has changed significantly due to acquisition of new companies, pre-development expenses, and the commencement of

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002


      construction projects. The following list details the additional long-term debt the Company has incurred since September 30, 2003:

      Mortgage Payable - First Mortgage in the name of a partner. Interest is at a variable rate, currently 5.25% Interest only is due monthly, until November 1, 2012, and the borrower has

     the right to prepay with no penalty.  Maturity date of the mortgage is October 1, 2027.                 $ 1,034,822

     Equity line of credit - Loan is in the name of a partner. Interest is variable
     (currently at 7.85%).
     Loan secured by Rio Vista property.                                                                         149,427

     Mortgage Payable - First mortgage secured by 48 Hendricks property.  Bank has a Secured interest in rents, leases, fixed asset and profits. Interest is variable but can never be less than
     5%. Current rate is 5.5%. Payments are interest only.                                                     4,576,341

     Note Payable to finance company, monthly payments are variable, including interest of 6.75%,              6,273,156
     collateralized by Grand Shell Landing golf course  property, due November 2009

     Note Payable to finance company, monthly payments of $ 278, including imputed interest
     of 7%, collateralized by equipment, due October 2006                                                          4,910

     Note Payable to finance company, monthly payments of $ 277, including imputed interest of
     6.49% collateralized by equipment, due May 2007                                                               5,942

     Note payable to a finance company, monthly payments of $ 814, including imputed interest
     of 6.75%, collectivized by equipment, due October 2006                                                       11,624

     Note Payable to private investor, due May 6, 2005 (Extended to January 1, 2006) with interest
     payable at 12%, and unsecured.                                                                            3,000,000

     Notes Payable to private investor with maturity date of August 14th, 2005 (Extended to
     February 14, 2006)                                                                                          700,000

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002




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

L. The following employment and consulting agreements have been added and are in effect since September 30, 2003:

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

                           September 30, 2003 and 2002


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

Item 2. Management's Discussion and Analysis or Plan of Operation

Introduction

Azur International, Inc. is a real estate development company with operations in the United States, primarily in Ft. Lauderdale, Florida. Our line of business is real estate development and operation. During the nine months and quarter ended September 30, 2003, there was no change in operations compared to the prior year, and accordingly, no comparisons are made with the nine months and quarter ended September 30, 2002.

Results of Operations

For the Nine Months and Quarter Ended September 30, 2003

During the nine months and quarter ended September 30, 2002, there were no revenues or expenses.

Liquidity and Capital Resources

At September 30, 2003 we had a net working capital deficit of $752,941. The deficit is attributable to the bankruptcy liabilities.

Discussion of Certain Current Assets and Liabilities

Accounts Payable & Accrued Expenses

At September 30, 2003, our accounts payable and accrued expenses amounted to $752,971, and were comprised of the liabilities associated with filing bankruptcy in November of 2001 under chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the district of Arizona.


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

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None


Item 5.    Other Information

           None

Item 6.    Exhibits

(a)        Exhibits

           31.1 - Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2202.

           31.2 - Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 - Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 - Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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