Form 10QSB
period 2004-03-31
Azur International, Inc.
filed 2005-10-13
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------

                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                      For the Quarter Ended March 31, 2004

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

                            AZUR INTERNATIONAL, INC.


TABLE OF CONTENTS


PART I   Financial Information                                            Page

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation         13

Item 3.  Controls and Procedures                                           15


PART II  Other Information                                                 16

Items 1 through 6                                                          16

Forward Looking Statements and Associated Risks

Signature Page                                                             17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004

                                                                                 2004
                                                                             ------------
                                                                              (Unaudited)
                                     ASSETS
Current Assets
            Cash and Cash Equivalents                                        $    306,267
            Prepaid Expenses                                                       88,112
            Other Receivables                                                      96,650
                                                                             ------------
                       Total Current Assets                                       491,030

Property, Plant & Equipment                                                     5,980,691

Other Assets
            Loan Acquisition Costs (net of amortization of $22,498)               112,433
            Investments in Real Estate                                            250,876
            Deposits - Real Estate Investment                                      50,000
            Goodwill                                                              152,172
                                                                             ------------
                       Total Other Assets                                         565,481
                                                                             ------------
TOTAL ASSETS                                                                 $  7,037,202
                                                                             ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
            Current Portion-Notes and Mortgages Payable                         1,099,805
            Other Current Liabilities                                             320,000
                                                                             ------------
                       Total Current Liabilities                                1,419,805

Long-Term Debt
            Notes and Mortgages Payable                                         4,881,331
            Liabilities Subject to Compromise from Bankruptcy                     752,971
                                                                             ------------
                       Total Long-Term Debt                                     5,634,302

                                                                             ------------
                       Total Liabilities                                        7,054,107
                                                                             ------------
Stockholders' Equity
            Common Stock - $.01 par value, 200,000,000 shares  authorized;
                   shares issued and outstanding 28,248,900                       282,489
            Non Controlling Interest in Subsidiaries                              504,286
            Additional Paid in Capital                                            386,191
            Accumulated Deficit                                                (1,189,871)
            Accumulated Other Comprehensive Loss                                       --
                                                                             ------------
                       Total Stockholders' Equity                                 (16,905)
                                                                             ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                        7,037,202
                                                                             ============



The accompanying notes are an integral part of the consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003


                                                                 2004            2003
                                                             ------------    ------------
                                                              (Unaudited)     (Unaudited)
Revenues
       Sales                                                 $         --    $         --
       Rents                                                       22,791              --
                                                             ------------    ------------
             Total Revenue                                         22,791              --

Cost of Sales                                                          --              --
                                                             ------------    ------------
Gross Income                                                       22,791              --

Operating Expenses
             General & Administrative Expenses                    219,559              --
                                                             ------------    ------------
             Total Operating Expenses                             219,559              --
                                                             ------------    ------------

Net Income (Loss) Before
             Other Income/(Expense)                              (196,768)             --

Other Income and (Expense)
             Interest Income                                            2              --
             Other Income                                              --              --
             Interest Expense                                     (15,373)             --
             Other Expense                                             --              --
                                                             ------------    ------------
                        Total Other Income and (Expense)          (15,371)             --

                                                             ------------    ------------
Net Income (Loss) from Continuing Operations                     (212,139)             --
                                                             ------------    ------------

Net Income (Loss) before adjustments for minority interest       (212,139)             --

             Non Controlling Interest in Subsidiary                (5,121)             --
                                                             ------------    ------------

Income (Loss) before Provision for Income Taxes                  (207,018)             --

Provision for Income Taxes                                             --              --
                                                             ------------    ------------

Net Income (Loss)                                            $   (207,018)   $         --
                                                             ============    ============


Net Loss per Weighted Average Number of
 Common Shares                                               $      (0.01)   $         --
                                                             ============    ============

Weighted Average Number of Common
 Shares Outstanding                                            22,073,008         369,086
                                                             ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003


                                                                         2004            2003
                                                                     ------------    ------------
                                                                      (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Income (Loss)                                       $   (207,018)   $         --
             Adjustments to Reconcile Income (Loss) to Net Cash
             Provided (Used) for Operating Activities:
             Depreciation and Amortization                                  7,388              --
             Services and Interest paid by Isuance of Common Stock        139,998              --
                                                                     ------------    ------------

             Net Cash Provided (Used) In Operations                       (59,632)             --
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                         Increase in Building in Progress                  (5,020)             --
                         Increase in Real Estate Holdings                 (10,876)             --
                         Increase in Real Estate Deposits                 (50,000)             --
                         Cash acquired on Acquisitions                      3,206              --
                                                                     ------------    ------------

             Net Cash Provided (Used) in Investing Activities:            (62,690)             --
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                         Proceeds from Sale of Common Stock               200,000              --
                         Proceeds From Stock Subscriptions                320,000              --
                         Proceeds From Notes and LoansPayable               6,297              --
                         Payment of Notes and Loans Payable               (97,708)             --
                                                                     ------------    ------------
             Net Cash Provided (Used) in Financing Activities:            428,589              --
                                                                     ------------    ------------

Net Increase (Decrease) in Cash                                           306,267              --

Beginning Cash                                                                 --              --

                                                                     ------------    ------------
Ending Cash                                                          $    306,267    $         --
                                                                     ============    ============

SCHEDULE OF NONCASH ACTIVITIES:
             Common Stock Issued for Services and Interest                139,998              --
             Common Stock Issued for Acquisitions                          98,800              --

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Expense Paid                                                $     15,371              --
Income Taxes Paid                                                              --              --




The accompanying notes are an integral part of the consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003


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

Rio Vista, LLC - 53%
48 Hendricks LLC - 63%
Azur Development Corp. - 100%

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

                             March 31, 2004 and 2003




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

                  Equipment                  5 years
                  Land Improvements         20 years
                  Buildings                 40 years

H. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the three months ended March 31, 2004 was 22,073,008 and the resulting loss per share was $.01.

I.  INCOME TAXES
In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $ 1,189,871.

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

NOTE 3 - EMPLOYMENT/CONSULTING AGREEMENTS

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003



The following employment and consulting agreements are in effect as of March 31st, 2004:

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

C. An international consulting company has a Consulting Agreement focusing on developing business in the European market, commencing on March 10, 2004, for a term of 12 months. Compensation is composed of a listing fee of $12,500 for listing application at a German Stock Exchange, and an engagement fee of 400,000 shares of common stock at $.01, paid on March 10, 2004.


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

NOTE 5 - LONG TERM DEBT

Long term debt consists of the following:

Equity Line of credit -Loan is in the name of a partner. Interest rate is
variable (currently at 5.875%). Loan secured by Rio Vista property.             $  160,959
                                                                                $1,034,822

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003


 Mortgage Payable - First Mortgage in name of a partner. Interest is at a variable rate, currently 3.375%. Interest only is due monthly until November 1,
 2012, and the borrower has the right to prepay with no penalty. Maturity date of the mortgage is October 1, 2027
                                                                                              1,034,822

 Mortgage Payable - First mortgage secured by 48 Hendricks property. Bank has a
 Secured interest in rents, leases, fixed asset and profits. Interest is variable but can never be less than 5 %. Current rate is 5.5 %. Payments are interest only
                                                                                              3,685,550

 Note Payable to shareholders of 48 Hendricks LLC, as part of acquisition price, due on January 31, 2005.
                                                                                                900,000

 Note Payable to shareholders of Rio Vista LLC, as part of acquisition price, due on May 5th, 2004.
                                                                                                180,000

 Note Payable to Mingo Bay.
                                                                                                  6,805

 Total obligations
                                                                                            $ 5,968,136

       Less: Short-term portion
                                                                                            (1,099,805)

 Long-term maturities
                                                                                            $ 4,881,331

NOTE 6 - LOAN ACQUISITION COSTS

Loan acquisition costs consist of the following:

         Rio Vista, LLC                        10,350
         48 Hendricks, LLC                    124,582
                                         ------------
                                              134,932
         Less Accumulated Amortization        (22,498)
                                         ------------
         Total Loan Acquisition Costs    $    112,434

Loan costs are amortized as follows:

         Rio Vista, LLC                    120 months
         48 Hendricks, LLC                  35 months

Amortization Expense for the six months ended March 31, 2004 totaled $ 7,388.


NOTE 7 - COMMITMENTS & SUBSEQUENT EVENTS

A. On November 17, 2004 the Company acquired The Grand Shell Landing, Inc., which operates an 18-hole golf course, pro shop and restaurant in Mississippi. At the present time, The Grand Shell

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003




Landing, Inc. generates golf-related revenues only; there is no real estate activity as of yet.

B. On February 24, 2005 the Company purchased Airtek Safety Limited, a British company which derives income from the rental of cranes and equipment and services to the construction industry. The purchase, which was effective January 1, 2005, was a cash transaction whereby the sellers have the option of taking stock in lieu of cash. Pursuant to the purchase agreement with the shareholders of Airtek, Azur International has agreed to pay 6.1 million pounds (approximately $11,224,000) on August 24, 2005 (extended to February 24, 2006). The shareholders have the option to acquire an aggregate of 3,741,333 shares of common stock in lieu of cash payment due. The shares of Airtek are being held in escrow pending payment of the purchase consideration. In the event the Company defaults on its obligation, the agreement will be rescinded and the escrowed shares will be returned to the Airtek shareholders.

C. On May 5, 2005 the Company entered into an agreement to acquire up to 80% of the land surrounding the Grand Shell Landing Golf Course in Mississippi. The Company has invested a total of $1,300,309 in said land.

D. On May 18, 2005 Azur Development Corporation, a wholly owned subsidiary of the Company assigned its interest in 48 Hendricks LLC to Azur International Inc. for business and financing purposes.

E. On June 1, 2005 pursuant to a Stock Purchase Agreement dated as of June 1, 2005 between HVST Acquisition Corporation, a Nevada corporation owned and controlled by James A. Ditanna of King of Prussia, Pennsylvania ("HVST Acquisition"), and Azur International, Inc. ("Azur"), HVST Acquisition sold to Azur 68,960,000 shares of common stock of New Harvest Capital Corporation, constituting approximately 50.4% of the outstanding common shares of New Harvest (the "Harvest Shares"). The purchase price for the Harvest Shares was $550,000 paid in cash. By virtue of its acquisition of a majority of the voting securities of New Harvest on such date, Azur acquired from HVST Acquisition control of New Harvest Capital Corporation on June 1, 2005.

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

F. On August 9, 2005, the Company and the shareholders of Airtek Safety Limited signed the First

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003



Addendum to the Agreement for the Sale and Purchase of the Entire Issued Share Capital of Airtek Safety Limited. The addendum extended the "Deferred Payment Date" in the initial agreement to six months from August 24, 2005, making the new due date February 24, 2006. As part of the addendum, the Company shall pay the following "Installment Payments": $250,000 on September 24th, 2005, and $75,000 each subsequent month on October 24th, 2005, November 24th, 2005, December 24th, 2005 and January 24th, 2005. The first payment of $250,000 was made on September 29, 2005. The Installment Payments shall be distributed to the Sellers in their respective percentages. The Installment Payments shall reduce the total purchase price accordingly, and the Consideration Shares held by the escrow agent shall be reduced and returned to the Company as follows: 83,000 shares on September 24, 2005, and 25,000 shares upon each subsequent installment payment.

G. On August 29-30, 2005 the state of Mississippi was affected by Hurricane Katrina. Shell Landing Golf Course, which is located in Gautier, Mississippi, was impacted by this hurricane. No significant structural damage has occurred, mostly due to the high elevation of the land pertaining to the golf course. There was loss of power to the area, which resumed on September 23, 2005. Although the golf course resumed operations on September 30, 2005, we do expect a reduction in revenues from the golf course in the short term as a result of the hurricane. The insurance company has been contacted and the claims have been submitted with respect to economic loss and damage that may have occurred to the gold course and any related property.

H. The Notes Payable to the shareholders of Rio Vista LLC and 48 Hendricks LLC, as part of their acquisition price, were satisfied in a timely manner, on April 13, 2004 and January 31, 2005 respectively.

I.  The Company's long-term debt (as stated in Note #5 above) has changed significantly due to acquisition of new companies, pre-development expenses, and the commencement of construction projects. The following list details
    the additional long-term debt the Company has incurred since March 31, 2004:       4,576,341

     Mortgage Payable - First mortgage secured by 48 Hendricks property. Bank has a Secured interest in rents, leases, fixed asset and profits. Interest is variable but can never be less than 5 %.

     Current rate is 5.5 %. Payments are interest only. ($890,791 of the total principal balance is incremental since March 31, 2004, as construction on the project commenced in March of 2005).

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

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003


NOTE 7 - COMMITMENTS & SUBSEQUENT EVENTS (Continued)

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


J. Current portion of long-term debt with payment due dates through June 30, 2005 have been paid or extended.

K. The following employment and consulting agreements have been added and are in effect since March 31, 2004:

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

                             March 31, 2004 and 2003


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



Item 2. Management's Discussion and Analysis or Plan of Operation


Introduction

Azur International, Inc. is a real estate development company with operations in the United States, primarily in Ft. Lauderdale, Florida. Our line of business is real estate development and operation. The year 2004 is effectively our first year of operation, and accordingly no comparisons are made with the first quarter of 2003.

In February 2004 we made initial acquisitions of interests in real estate properties and development projects that now comprise our real estate activities. These acquisitions include interests in Place des Arts and Meritage condominium development projects.

Results of Operations

Quarter Ended March 31, 2004

Revenue & Gross Profit

For the quarter ended March 31, 2004, total revenue was comprised of residential rentals that totaled $22,791.

General and Administrative

General and administrative expenses for the quarter ended March 31, 2004 were $219,559 and were comprised of corporate overhead and real estate-related expenses.

Interest Expense

Interest expense for the quarter ended March 31, 2004 totaled $ 15,373 and was comprised of amounts paid for mortgages and loans, secured by real property.

Net Loss

The net loss for the quarter ended March 31, 2004 was $ 207,018. These results are reflective of the early stage of our business operations, as costs are being incurred in connection with acquisition activities, payments of pre-development expenses and the creation of management infrastructure.

Liquidity and Capital Resources

At March 31, 2004 we had a net working capital deficit $928,775. The deficit is mostly attributable to current portion of notes payable for the acquisition of Rio Vista LLC and 48 Hendricks LLC, which come due on or before January 31, 2005.

Discussion of Certain Current Assets and Liabilities

Prepaid Expenses

At March 31, 2004 our prepaid expenses totaled $88,112, and were mostly comprised of prepaid mortgage interest.

Other Receivables

Other receivables amounted to $96,650 for the quarter ended March 31, 2004, and were mostly made up of stock subscription receivables.

Current Portion of Notes and Mortgages

At March 31, 2004, our current portion of notes and mortgages payable amounted to $1,099,805, and was mostly comprised of notes payable for the acquisition of Rio Vista LLC and 48 Hendricks LLC.

As of March 31, 2004 we have outstanding short-term and long term debt as follows:

 Equity Line of credit -Loan is in the name of a partner. Interest rate is variable                $ 160,959
 (currently at 5.875%).  Loan secured by Rio Vista property.

 Mortgage Payable - First Mortgage in name of a partner. Interest is at a variable rate, currently 3.375%. Interest only is due monthly until November 1,
 2012, and the borrower has the right to prepay with no penalty. Maturity date of the
 mortgage is October 1, 2027                                                                       1,034,822

 Mortgage Payable - First mortgage secured by 48 Hendricks property.  Bank has a
 Secured interest in rents, leases, fixed asset and profits. Interest is variable but can
 never be less than 5 %.  Current rate is 5.5 %.  Payments are interest only                       3,685,550

 Note Payable to shareholders of 48 Hendricks LLC, as part of acquisition price,
 due on January 31, 2005.                                                                            900,000

 Note Payable to shareholders of Rio Vista LLC, as part of acquisition price, due on
 May 5th, 2004.                                                                                      180,000

                                                                                                       6,805
 Note Payable to Mingo Bay.

                                                                                                 $ 5,968,136
 Total obligations

       Less: Short-term portion                                                                  (1,099,805)
                                                                                                           -

 Long-term maturities                                                                            $ 4,881,331


Other Current Liabilities

Other current liabilities of $320,000 as of March 31, 2004 are made up of stock subscriptions payable.





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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In February 2004 the Company issued 9,050,000 shares of its common stock for the acquisition of Azur Development Corp. Also as part of the overall transaction the Company issued 4,330,000 shares of its common stock pursuant to a "Membership Interest Agreement" in 48 Hendricks, LLC and 10,197,649 shares of common stock to various individuals for their efforts, cooperation and/or services performed on behalf of the Company. All of the above issuances were made in private placement transactions under an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") afforded by Section 4(2) of the Securities Act. No placement agents or underwriters were involved in any of these transactions.

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

                                           Azur International, Inc.
                                                     (Registrant)


Date: October 12, 2005                     /s/ Donald Winfrey
                                           -----------------------------
                                           Donald Winfrey
                                           President