Form 10QSB
period 2004-06-30
Azur International, Inc.
filed 2005-10-13
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2004

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

                            AZUR INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I     Financial Information                                           Page
                                                                           ----

Item 1.    Financial Statements                                               3

Item 2.    Management's Discussion and Analysis or
           Plan of Operation                                                 15

Item 3.    Controls and Procedures                                           16


PART II    Other Information

Items 1 through 6                                                            17

Forward Looking Statements and Associated Risks

Signature Page                                                               19

Exhibits/Certifications

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004

                                                                            2004
                                                                        -----------
                                                                        (Unaudited)
                                   ASSETS
Current Assets
          Cash and Cash Equivalents                                     $    83,610
          Prepaid Expenses                                                    3,060
          Other Receivables                                                  32,771
          Deposits                                                          620,000
                                                                        -----------
                   Total Current Assets                                     739,441

Property, Plant & Equipment                                               5,995,135

Other Assets
          Loan Acquisition Costs (net of amortization of $44,403)            90,529
          Investments in Real Estate                                        250,876
          Deposits - Land Purchase                                           50,000
          Goodwill                                                          152,172
                                                                        -----------
                   Total Other Assets                                       543,577

                                                                        -----------
TOTAL ASSETS                                                            $ 7,278,153
                                                                        ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
          Current Portion-Notes/Mortgages Payable                         1,121,117
          Other Current Liabilities                                          27,964
                                                                        -----------
                   Total Current Liabilities                              1,149,081

Long-Term Debt
          Notes/Mortgages Payable                                         4,554,453
          Liabilities Subject to Compromise from Bankruptcy                 752,971
                                                                        -----------
                   Total Long-Term Debt                                   5,307,424

                                                                        -----------
                   Total Liabilities                                      6,456,505
                                                                        -----------

Stockholders' Equity
          Common Stock - $.01 par value, 200,000,000 shares
                 authorized; shares issued and outstanding 33,427,300       334,273
          Non Controlling Interest in Subsidiaries                          765,910
          Additional Paid in Capital                                      1,506,841
          Accumulated Deficit                                            (1,785,376)
                                                                        -----------
                   Total Stockholders' Equity                               821,648

                                                                        -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $ 7,278,153
                                                                        ===========

    The accompanying notes are an integral part of the financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 2004 and 2003

                                                                 2004            2003
                                                             ------------    ------------
                                                              (Unaudited)     (Unaudited)
Revenues
        Rents                                                $     68,411              --
                                                             ------------
        Total Revenue                                              68,411              --

Operating Expenses
        General & Administrative Expenses                         749,575              --
        Amortization Expense                                       29,292              --
                                                             ------------    ------------
        Total Operating Expenses                                  778,867              --
                                                             ------------    ------------

Net Income (Loss) Before
        Other Income/(Expense)                                   (710,456)             --

Other Income and (Expense)
        Interest Income                                                93              --
        Interest Expense                                         (155,253)             --
                                                             ------------
                    Total Other Income and (Expense)             (155,160)             --

                                                             ------------    ------------
Net Income (Loss) from Continuing Operations                     (865,616)             --
                                                             ------------    ------------

Net Income (Loss) before adjustments for minority interest       (865,616)             --

        Non Controlling Interest in Subsidiary                     63,093              --
                                                             ------------    ------------

Net Income (Loss)                                            $   (802,523)             --
                                                             ============    ============

Net Loss per Weighted Average Number of
 Common Shares                                               $      (0.03)   $         --
                                                             ============    ============

Weighted Average Number of Common
 Shares Outstanding                                            25,733,417         369,086
                                                             ============    ============

        The accompanying notes are an integral part of the consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Quarter Ended June 30, 2004 and 2003

                                                                 2004            2003
                                                             ------------    ------------
                                                              (Unaudited)     (Unaudited)
Revenues
        Rents                                                $     45,620    $         --
                                                             ------------
        Total Revenue                                              45,620              --

Operating Expenses
        General & Administrative Expenses                         537,404              --
        Amortization Expense                                       21,904              --
                                                             ------------    ------------
        Total Operating Expenses                                  559,308              --
                                                             ------------    ------------

Net Income (Loss) Before
        Other Income/(Expense)                                   (513,688)             --

Other Income and (Expense)
        Interest Income                                                91              --
        Interest Expense                                         (139,880)             --
                    Total Other Income and (Expense)             (139,789)             --

                                                             ------------    ------------
Net Income (Loss) from Continuing Operations                     (653,477)             --
                                                             ------------    ------------

Net Income (Loss) before adjustments for minority interest       (653,477)             --

        Non Controlling Interest in Subsidiary                     57,972              --
                                                             ------------    ------------

Income (Loss) before Provision for Income Taxes                  (595,505)             --

Provision for Income Taxes                                             --              --
                                                             ------------    ------------

Net Income (Loss)                                            $   (595,505)             --
                                                             ============    ============

Net Loss per Weighted Average Number of
 Common Shares                                               $      (0.02)   $         --
                                                             ============    ============

Weighted Average Number of Common
 Shares Outstanding                                            29,393,827         369,086
                                                             ============    ============

        The accompanying notes are an integral part of the consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2004 and 2003

                                                                       2004           2003
                                                                    -----------    -----------
                                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Income (Loss)                                      $  (802,523)   $        --
             Adjustments to Reconcile Income (Loss) to Net Cash
             Provided (Used) for Operating Activities:
             Depreciation and Amortization                               29,292             --
             Services paid by Isuance of Common Stock                   177,431             --

             Changes in Assets and Liabilities:
                         Increase (Decrease) in Prepaid Expenses         85,052             --
                         Increse (Decrease)  in Other Receivables        63,879             --
                         Increase in Deposits                           (20,000)
                         Increase in Other Current Liabilities           27,965             --

             Net Cash Used In Operations                               (438,904)            --
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                         Increase in Real Estate Holdings               (10,876)            --
                         Increase in Real Estate Deposits               (50,000)            --
                         Purchase of Fixed Assets                       (19,464)            --
                         Cash Acquired on Acquisitions                    3,206             --

             Net Cash Used in Investing Activities:                     (77,134)            --
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                         Minority Shareholder Contributions             267,921             --
                         Proceeds From Notes and LoansPayable            50,000             --
                         Payment of Notes and Loans Payable          (1,053,274)            --
                         Proceeds from Sale of Common Stock           1,335,001             --
                                                                    -----------    -----------
             Net Cash Provided in Financing Activities:                 599,648             --
                                                                    -----------    -----------

Net Increase (Decrease) in Cash                                          83,610             --

Beginning Cash                                                               --             --

                                                                    -----------    -----------
Ending Cash                                                         $    83,610    $        --
                                                                    ===========    ===========

SCHEDULE OF NONCASH ACTIVITIES:
             Common Stock Issued for Services                       $   177,431             --
             Debt Issued for Acquisitions and Deposits
             on Acquisitions                                            698,800

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Expense Paid                                                   152,253    $        --
Income Taxes Paid                                                            --             --

        The accompanying notes are an integral part of the consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

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

                             June 30, 2004 and 2003

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

The estimated useful lives of significant assets are as follows:

         Equipment                           5 years
         Land Improvements                  20 years
         Buildings                          40 years

H. EARNINGS/LOSS PER SHARE

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the three months ended June 30, 2004 was 25,733,417 and the resulting loss per share was $.03.

I.  INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $ 1,785,377.

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

The following employment and consulting agreements are in effect as of June 30, 2004:

      A. The Chief Executive Officer, who also serves as the chairman of the Board of Directors of the Company, has a consulting agreement with a 36 month term, commencing on February 1, 2004. His compensation for the duration of the agreement is as follows:

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

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

In April 2004, the Company cancelled two certificates for an aggregate 3,500,000 common shares at $.01 per share.

In April 2004, the Company issued 230,769 shares of common stock at $.01 towards the acquisition of 100% interest in a Commercial Agreement relating to a property in Ft. Lauderdale, Florida.

In April 2004 the Company issued 606,250 shares of common stock for fees at $.01 per share.

In April 2005 the Company issued 1,791,250 shares of common stock for stock subscriptions for a value of $1,350,000.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

In June 2004, the Company entered into an agreement to purchase a European company for shares of stock, at which time 6,050,000 shares of the Company's common stock were issued and valued at $.01 per share. The agreement was rescinded after September 30, 2004 and the Company is to receive back and cancel all shares issued in the transaction.

NOTE 5 - LONG TERM DEBT

Long term debt consists of the following:

Equity Line of credit -Loan is in the name of a partner.
Interest rate is variable (currently at 5.875%).
Loan secured by Rio Vista property.                                  $  158,507

Mortgage Payable - First Mortgage in name of a partner.
Interest is at a variable rate, currently 3.375%. Interest
only is due monthly until November 1, 2012, and the borrower has the right to prepay with no penalty. Maturity date
of the mortgage is October 1, 2027                                    1,034,822

Mortgage Payable - First mortgage secured by 48 Hendricks
property. Bank has a Secured interest in rents, leases, fixed asset and profits. Interest is variable but can never
be less than 5%. Current rate is 5.5%. Payments are
interest only                                                         3,361,125

Note Payable to shareholders of 48 Hendricks LLC, as part of
acquisition price, due on January 31, 2005.                             326,827

NOTE 6 - LOAN ACQUISITION COSTS

Loan acquisition costs consist of the following:

         Rio Vista, LLC                        10,350
         48 Hendricks, LLC                    124,582
                                            ---------
                                              134,932
         Less Accumulated Amortization        (44,403)
                                            ---------
         Total Loan Acquisition Costs       $  90,529
                                            =========

Loan costs are amortized as follows:

         Rio Vista, LLC                    120 months
         48 Hendricks, LLC                  35 months

Amortization Expense for the six months ended June 30, 2004 totaled $ 29,992.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

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

                             June 30, 2004 and 2003

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

I. The Company's long-term debt (as stated in Note #5 above) has changed significantly due to acquisition of new companies, pre-development expenses, and the commencement of construction projects. The following list details the additional long-term debt the Company has incurred since June 30, 2004:

      Mortgage Payable - First mortgage secured by 48 Hendricks
      property.  Bank has a Secured interest in rents, leases, fixed asset and profits. Interest is variable but can never be less than 5 %. Current rate is 5.5 %.  Payments are interest only.
      ($1,215,216  of the total principal balance  is incremental since June 30, 2004, as construction on the project commenced
      in March of 2005).                                               4,576,341

      Note Payable to finance company, monthly payments are variable, including interest of 6.75%, collateralized by Grand Shell
      Landing golf course  property, due November 2009                 6,273,156

      Note Payable to finance company, monthly payments of $ 278, including imputed interest  of 7%, collateralized by equipment,
      due October 2006                                                     4,910

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

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

L. The following employment and consulting agreements have been added and are in effect since June 30, 2004:

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

                             June 30, 2004 and 2003

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

      The Company appointed a new Chief Operating Officer on July 12, 2005, and entered into an employment agret 6 6 ement with the Executive, with an effective date of July 1, 2005. The agreement details the following terms and conditions: (1) The Exect 12 utive's salary shall be $60,000 per annum, (2) The Executive shall receive a signing bonus of 50,000 restricted shares of the Company's stock, (3) The Executive shall receive 5,000 restricted shares of the Company's stock on the first of each month, for term of the agreement, (4) The Executive shall receive 5% of the net profits derived by the Company from any project, which has been directly originated by the Executive; the 5% consideration shall be payable 1% in cash payments and 4% in restricted shares of the Company's stock, (5) The Executive shall receive 5% of the net profits derived by the Company from the leasing of cranes, which has been directly referred to by the Executive; the 5% consideration shall be payable 1% in cash payments and 4% in restricted shares of the Company's stock and (6) the term of the agreement is one year and shall renew automatically for additional one year periods, unless terminated by either party.
      A director of the Company, who has been engaged to develop home building and commercial development projects, as well as oversee any European projects, has a Consulting agreement with a term of three years, commencing on October 5, 2004. His compensation is a base fee of 3,000,000 of shares of common stock at $.01.

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

      A major shareholder of Azur International is also a minority owner in both Rio Vista, LLC andHendricks,LLC.

Item 2. Management's Discussion and Analysis or Plan of Operation

Introduction

Azur International, Inc. is a real estate development company with operations in the United States, primarily in Ft. Lauderdale, Florida. Our line of business is real estate development and operation. The year 2004 is effectively our first year of operation, and accordingly no comparisons are made with the six months ended June 30, 2003.

In February 2004 we made initial acquisitions of interests in real estate properties and development projects that now comprise our real estate activities. These acquisitions include interests in Place des Arts and Meritage condominium development projects. We also made an initial deposits towards the purchase of The Grand Shell Landing Golf Course in Mississippi.

Results of Operations

Quarter Ended and Six Months Ended June 30, 2004

Revenue & Gross Profit

For the quarter ended June 30, 2004, total revenue was comprised of residential rentals that totaled $45,620. For the six months ended June 30, 2004 rental revenues totaled $68,411.

General and Administrative

General and administrative expenses for the quarter and six months ended June, 2004 were $559,308 and $778,867 respectively, and were comprised of corporate overhead and real estate-related expenses.

Interest Expense

Interest expense for the quarter ended June 30, 2004 totaled $139,880 and was comprised of amounts paid for mortgages and loans, secured by real property.

For the six months ended June 30, 2004 the Company paid a total of $155,253 in interest expense.

Net Loss

The net loss for the quarter and six months ended June 30, 2004 was $595,505 and $802,523 respectively. These results are reflective of the early stage of our business operations, as costs are being incurred in connection with acquisition activities, payments of pre-development expenses and the creation of management infrastructure.

Liquidity and Capital Resources

At June 30, 2004 we had a net working capital deficit $409,640. The deficit is mostly attributable to current portion of notes payable for the acquisition of Rio Vista LLC and 48 Hendricks LLC, which come due on or before January 31, 2005.

Discussion of Certain Current Assets and Liabilities

Prepaid Expenses

At June 30, 2004 our prepaid expenses totaled $3,060 for prepaid rent expenses.

Other Receivables

Other receivables amounted to $32,771 at June 30, 2004, and were mostly made up of officer loan receivables.

Deposits

At June 30, 2004 we had escrow deposits totaling $620,000.

Current Portion of Notes and Mortgages

At June 30, 2004, our current portion of notes and mortgages payable amounted to $1,121,117, and was mostly comprised of notes payable for the acquisition of Rio Vista LLC and 48 Hendricks LLC.

Other Current Liabilities

As of June 30, 2004, we had $27,964 in other current liabilities made up of interest expense payable and accrued expenses.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None


Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

In April 2004, the Company issued 230,769 shares of common stock towards the acquisition of 100% interest in a Commercial Agreement relating to a property in Ft. Lauderdale, Florida.

In April 2004 the Company issued 606,250 shares of common stock in payment of fees.

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