Form 10QSB
period 2004-09-30
Azur International, Inc.
filed 2005-10-13
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2004

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to
                                   ----------

                        Commission File Number 000-27113

                            AZUR INTERNATIONAL, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                              50-0015673
------------------------------                           -----------------------
State or other jurisdiction of                               (I.R.S. Employer
corporation or organization)                              Identification Number)

101 NE 3rd Avenue, Fort Lauderdale, Florida                      33301
-------------------------------------------              -----------------------
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

                            AZUR INTERNATIONAL, INC.
                            ------------------------

TABLE OF CONTENTS


PART I    Financial Information                                          Page
------    ---------------------                                          ----

Item 1.   Financial Statements                                              3

Item 2.   Management's Discussion and Analysis or
          Plan of Operation                                                15

Item 3.   Controls and Procedures                                          18


PART II   Other Information
-------   -----------------

Items 1 through 6                                                       18-19

Signature Page                                                             20

PART I - FINANCIAL INFORMATION
Item I.  Financial Statements

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004

                                                                                2004
                                                                           ----------------
                                                                             (Unaudited)
                                  ASSETS
                                  ------
Current Assets
             Cash and Cash Equivalents                                            $ 25,454
             Prepaid Expenses                                                        3,060
             Other Receivables                                                     340,978
             Deposits                                                               13,166
                                                                           ----------------
                         Total Current Assets                                      382,658

Property, Plant & Equipment                                                      6,032,386

Other Assets
             Loan Acquisition Costs (net of amortization of $51,174)                83,757
             Investments in Real Estate                                            250,876
             Goodwill                                                              152,172
                                                                           ----------------
                         Total Other Assets                                        486,805

                                                                           ----------------
TOTAL ASSETS                                                                   $ 6,901,849
                                                                           ================
               LIABILITIES & STOCKHOLDERS' EQUITY
               ----------------------------------

Current Liabilities
             Current Portion-Notes/Mortgages Payable                             1,007,512
             Other Current Liabilities                                             161,542
                                                                           ----------------
                         Total Current Liabilities                               1,169,054

Long-Term Debt
             Notes/Mortgages Payable                                             4,544,026
             Liabilities Subject to Compromise from Bankruptcy                     752,971
                                                                           ----------------
                         Total Long-Term Debt                                    5,296,997

                                                                           ----------------
                         Total Liabilities                                       6,466,051
                                                                           ----------------

Stockholders' Equity
             Common Stock - $.01 par value, 200,000,000 shares
                    authorized; shares issued and outstanding 39,208,369           392,084
             Non Controlling Interest in Subsidiaries                              796,711
             Additional Paid in Capital                                          1,506,841
             Accumulated Deficit                                                (2,259,838)
                         Total Stockholders' Equity                                435,798

                                                                           ----------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $ 6,901,849
                                                                           ================

    The accompanying notes are an integral part of the financial statements.

                        AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Nine Months Ended September 30, 2004 and 2003

                                                                      2004               2003
                                                                ------------------  ----------------
                                                                   (Unaudited)        (Unaudited)
Revenues
        Rents                                                   $         124,394                 -
                                                                ------------------
        Total Revenue                                                     124,394                 -

Operating Expenses
        General & Administrative Expenses                               1,167,152                 -
        Amortization Expense                                               36,064                 -
                                                                ------------------  ----------------
        Total Operating Expenses                                        1,203,216                 -
                                                                ------------------  ----------------

Net Income (Loss) Before
        Other Income/(Expense)                                         (1,078,822)                -

Other Income and (Expense)
        Interest Income                                                        99                 -
        Interest Expense                                                 (266,779)                -
                                                                ------------------
                    Total Other Income and (Expense)                     (266,680)                -

                                                                ------------------  ----------------
Net Income (Loss) from Continuing Operations                           (1,345,502)                -
                                                                ------------------  ----------------

Net Income (Loss) before adjustments for minority interest             (1,345,502)                -

        Non Controlling Interest in Subsidiary                             68,518                 -
                                                                ------------------  ----------------

                                                                ------------------  ----------------

Net Income (Loss)                                               $      (1,276,984)                -
                                                                ==================  ================


Net Loss per Weighted Average Number of
 Common Shares                                                  $           (0.04)  $              -
                                                                ==================  ================

Weighted Average Number of Common
 Shares Outstanding                                                    29,111,699           369,086
                                                                ==================  ================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Quarter Ended September 30, 2004 and 2003


                                                                      2004               2003
                                                                -----------------   ---------------
                                                                  (Unaudited)        (Unaudited)
Revenues
        Rents                                                   $         55,983    $            -
                                                                -----------------
        Total Revenue                                                     55,983                 -

Operating Expenses
        General & Administrative Expenses                                417,577                 -
        Amortization Expense                                               6,772                 -
                                                                -----------------   ---------------
        Total Operating Expenses                                         424,349                 -
                                                                -----------------   ---------------

Net Income (Loss) Before
        Other Income/(Expense)                                          (368,366)                -

Other Income and (Expense)
        Interest Income                                                        6                 -
        Interest Expense                                                (111,526)                -
                   Total Other Income and (Expense)                     (111,520)                -

                                                                -----------------   ---------------
Net Income (Loss) from Continuing Operations                            (479,886)                -
                                                                -----------------   ---------------

Net Income (Loss) before adjustments for minority interest              (479,886)                -

        Non Controlling Interest in Subsidiary                             5,425                 -
                                                                -----------------   ---------------

Income (Loss) before Provision for Income Taxes                         (474,461)                -

Provision for Income Taxes                                                     -                 -
                                                                -----------------   ---------------

Net Income (Loss)                                               $       (474,461)                -
                                                                =================   ===============

Net Loss per Weighted Average Number of
 Common Shares                                                  $          (0.01)   $            -
                                                                =================   ===============

Weighted Average Number of Common
 Shares Outstanding                                                   35,868,261           369,086
                                                                =================   ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003

                                                                         2004               2003
                                                                   ----------------   ---------------
                                                                     (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Income (Loss)                                     $    (1,276,984)   $            -
             Adjustments to Reconcile Income (Loss) to Net Cash
             Provided (Used) for Operating Activities:
             Depreciation and Amortization                                  36,065                 -
             Services paid by Isuance of Common Stock                      235,241                 -

             Changes in Assets and Liabilities:
                         Increase (Decrease) in Prepaid Expenses          (223,155)                -
                         Increse (Decrease)  in Other Receivables           70,713                 -
                         Increase in Deposits                              (20,000)
                         Increase in Other Current Liabilities             161,543                 -

             Net Cash Used In Operations                                (1,016,577)                -
                                                                   ----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                         Increase in Real Estate Holdings                  (10,876)                -
                         Increase in Real Estate Deposits                  (50,000)                -
                         Purchase of Fixed Assets                          (56,715)                -
                         Cash Acquired on Acquisitions                       3,206                 -

             Net Cash Used in Investing Activities:                       (114,385)                -
                                                                   ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                         Minority Shareholder Contributions                298,722                 -
                         Proceeds From Notes and LoansPayable              173,900                 -
                         Payment of Notes and Loans Payable               (651,207)                -
                         Proceeds from Sale of Common Stock              1,335,001                 -
                                                                   ----------------   ---------------
             Net Cash Provided in Financing Activities:                  1,156,416                 -
                                                                   ----------------   ---------------


Net Increase (Decrease) in Cash                                             25,454                 -

Beginnings Cash                                                                   -                 -

                                                                   ----------------   ---------------
Ending Cash                                                        $        25,454    $            -
                                                                   ================   ===============

SCHEDULE OF NONCASH ACTIVITIES:
             Common Stock Issued for Services                      $       177,431                 -
             Debt Issued for Acquisitions and Deposits
             on Acquisitions                                               698,800

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Expense Paid                                                      152,253    $            -
Income Taxes Paid                                                                -                 -

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

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

F. CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand; cash in banks, and any highly liquid investment

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

with maturity of three months or less at the time of purchase. The Company and its subsidiaries maintain cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the cash balances may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal.

G. PROPERTY AND EQUIPMENT
Property and equipment are carried at cost and are being depreciated over their useful lives using straight line depreciation methods. The estimated useful lives of significant assets are as follows:

         Equipment                     5 years
         Land Improvements            20 years
         Buildings                    40 years

H. EARNINGS/LOSS PER SHARE
Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the three months ended September 30, 2004 was 29,111,699 and the resulting loss per share was $.04.

I.  INCOME TAXES
In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $ 2,259,838.

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

The following employment and consulting agreements are in effect as of September 30, 2004:

                    AZUR INTERNATIONAL, INC. & SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

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

D. An advisory agreement is in effect between the Company and another consulting firm for services related to the acquisition of new companies and the listing of shares on the American Stock Exchange and other foreign exchanges. The agreement commences on August 1st, 2004, for a term of 2 years, ending on August 1st, 2006. The compensation is 2,000,000 shares of common stock at $.01, plus 10% of the acquisition price of new companies identified by the consulting company. The 10% shall be paid in shares of common stock valued at the previous day's bid price. In a First Addendum to the Advisory Agreement dated June 27, 2005, the Company agreed to afford the consultant an advance payment of $25,000 against future compensation. The advance shall be against any subsequent payments due and payable to the Consultant.

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

                           September 30, 2004 and 2003

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

In July 2004 the Company issued 10,000 shares of common stock valued at $.01 per share for an extension agreement relating to a property located in Ft. Lauderdale, Florida. Additionally, 751,101 shares of common stock valued at $.01 per share were issued for services.

In August 2004 the Company issued 20,000 shares of common stock valued at $.01 per share as consideration for loan fees.

In September 2004 the Company issued 5,000,000 shares of common stock valued at $.01 per share as payment for services.

NOTE 5 - LONG TERM DEBT

Long term debt consists of the following:

Equity Line of credit -Loan is in the name of a partner. Interest rate is
variable (currently at 5.875%). Loan secured by Rio Vista property.                                 $   153,798

Mortgage Payable - First Mortgage in name of a partner. Interest is at a variable rate, currently 3.375%. Interest only is due monthly until November 1,
2012, and the borrower has the right to prepay with no penalty. Maturity date of
the mortgage is October 1, 2027                                                                       1,034,822

Mortgage Payable - First mortgage secured by 48 Hendricks property. Bank has a
Secured interest in r ixed asset and profits. Interest is variable but can never
be less than 5 %. Current rate is 5.5 %. Payments are interest only                                   3,369,125

Note Payable to shareholders of 48 Hendricks LLC, as part of acquisition price,
due on January 31, 2005.                                                                                298,793

Note  Payable to finance  company.  Unsecured  line of credit  with  interest payable  at 6% per annum commencing on October 1, 2004. Principal and interest
are due on January 24, 2005.                                                                            695,000
                                                                                                     ----------

Total Obligations                                                                                    $5,551,538

         Less: Short-term portion                                                                    (1,007,512)
                                                                                                     ----------
Long-term maturities                                                                                 $4,544,026
                                                                                                     ==========

NOTE 6 - LOAN ACQUISITION COSTS

Loan acquisition costs consist of the following:

         Rio Vista, LLC                                 10,350
         48 Hendricks, LLC                             124,582
                                                     ----------
                                                       134,932
         Less Accumulated Amortization                 (51,175)
                                                     ----------
                  Total Loan Acquisition Costs        $ 83,757
                                                     ==========

Loan costs are amortized as follows:

         Rio Vista, LLC                              120 months
         48 Hendricks, LLC                            35 months

Amortization Expense for the six months ended September 30, 2004 totaled $ 6,772.00.

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

                           September 30, 2004 and 2003

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

                           September 30, 2004 and 2003

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

I. The Company's long-term debt (as stated in Note #5 above) has changed significantly due to acquisition of new companies, pre-development expenses, and the commencement of construction projects. The following list details the additional long-term debt the Company has incurred since September 30, 2004:


     Mortgage Payable - First mortgage secured by 48 Hendricks property. Bank has a
     Secured interest in rents, leases, fixed asset and profits. Interest is variable but can never be less than 5%.
     Current rate is 5.5 %. Payments are interest only. ($1,207,216 of the total principal balance is incremental since June 30, 2004, as construction on
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

                           September 30, 2004 and 2003

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

K. The following employment and consulting agreements have been added and are in effect since September 30, 2004:

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Introduction

Azur International, Inc. is a real estate development company with operations in the United States, primarily in Ft. Lauderdale, Florida. Our line of business is real estate development and operation. The year 2004 is effectively our first year of operation, and accordingly no comparisons are made with the six months ended September 30, 2003.

In February 2004 we made initial acquisitions of interests in real estate properties and development projects that now comprise our real estate activities. These acquisitions include interests in Place des Arts and Meritage condominium development projects. We also made an initial deposit towards the purchase of The Grand Shell Landing Golf Course in Mississippi.

Results of Operations

For the Quarter Ended and Nine Months Ended September 30, 2004

Revenue & Gross Profit

For the quarter ended September 30, 2004, total revenue was comprised of residential rentals that totaled $55,983. For the nine months ended September 30, 2004 rental revenues totaled $124,394.

General and Administrative

General and administrative expenses for the quarter and six months ended September 30, 2004 were $424,349 and $1,203,216 respectively, and were comprised of corporate overhead and real estate-related expenses.

Interest Expense

Interest expense for the quarter ended September 30, 2004 totaled $111,526 and was comprised of approximately $42,000 for real property and $69,500 for financing of operations.

Total interest expense for the nine months ended September 30, 2004 was $266,779.

Net Loss

The net loss for the quarter and six months ended September 30, 2004 was $474,461 and $1,276,984 respectively. These results are reflective of the early stage of our business operations, as costs are being incurred in connection with acquisition activities, payments of pre-development expenses and the creation of management infrastructure.

Liquidity and Capital Resources

At September 30, 2004 we had a net working capital deficit $786,396.

Discussion of Certain Current Assets and Liabilities

Prepaid Expenses

At September 30, 2004 our prepaid expenses totaled $3,060 for prepaid rent expenses.

Other Receivables

Other receivables amounted to $340,978 at September 30, 2004.

Deposits

At September 30, 2004 we had escrow deposits totaling $13,1466.

Current Portion of Notes and Mortgages

At September 30, 2004, our current portion of notes and mortgages payable amounted to $1,007,512, and was comprised of notes payable to the shareholders of an acquired company and notes payable to a finance company for loan taken to finance operations.

At September 30, 2004 total debt consisted of the following:

Equity Line of credit -Loan is in the name of a partner. Interest rate is variable                             $    153,798
(currently at 5.875%).  Loan secured by Rio Vista property. Mortgage Payable - First Mortgage in name of a partner.  Interest is at a variable rate,  currently 3.375%.  Interest  only is due monthly  until  November 1, 2012,  and the borrower has the right to prepay with no penalty.
Maturity date of  the mortgage is October 1, 2027                                                                 1,034,822

Mortgage  Payable - First mortgage secured by 48 Hendricks  property.  Bank has a Secured interest in rents, leases, fixed asset and profits. Interest is variable but can never be less than 5%.
Current rate is 5.5%. Payments are interest only                                                                  3,369,125

Note Payable to shareholders of acquired company                                                                    298,793

Notes Payable to finance company. Unsecured  line of credit with  interest  payable at 6% per annum
commencing October 1, 2004. Principal and interest are due on January 24, 2005.                                     695,000
                                                                                                               ------------
Total obligations                                                                                              $  5,551,538
      Less: Short-term portion                                                                                   (1,007,512)
                                                                                                               ------------
Long-term maturities                                                                                           $  4,544,026
                                                                                                               ============

Other Current Liabilities

As of September 30, 2004, we had $161,542 in other current liabilities made up of interest expense payable, accrued expenses and payroll taxes payable.

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


                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           None


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2004 the Company issued 10,000 shares of common stock for an extension agreement relating to a property located in Ft. Lauderdale, Florida. Additionally, 751,101 shares of common stock were issued for services.

In August 2004 the Company issued 20,000 shares of common stock as consideration for loan fees.

In September 2004 the Company issued 5,000,000 shares of common stock as payment for services.

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