Form 10KSB
period 2002-12-31
Azur International, Inc.
filed 2005-10-18
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-KSB

                              --------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2002

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

                                 YES |_| NO |X|

      Check if there is no disclosure of delinquent filer pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                 YES |_| NO |X|

      The issuer had no revenues for its fiscal year ended December 31, 2002. The issuer's revenues for the fiscal year ended December 31, 2004 were $229,496.

      On September 29, 2005, the aggregate market value of the voting common equity of Azur International, Inc., held by non-affiliates of the Registrant was $26,207,034 based on the closing price of $.90 for such common stock on said date as reported by pinksheets.com. On such date, we had 50,571,238 shares of common stock outstanding, 29,118,927 of which were held by non-affiliates. For purposes of determining affiliate status, we consider each director, officer and 5% stockholder to be an affiliate. The issuer is filing this report as a small business issuer because its annual revenues have never been more than $25,000,000 for any fiscal year and its public float has not been $25,000,000 or more as of the end of two consecutive fiscal years.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

                 Transitional Small Business Disclosure Format:

                                 YES |_| NO |X|

                            AZUR INTERNATIONAL, INC.

                                   Form 10-KSB

                       Fiscal Year Ended December 31, 2002

                                Table of Contents

                                                                            Page
                                                                            ----
PART I

Item 1.   Description of Business............................................. 4
Item 2.   Description of Property............................................. 9
Item 3.   Legal Proceedings...................................................10
Item 4.   Submission of Matters to a Vote of Security Holders.................10

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities............10
Item 6.   Management's Discussion and Analysis or Plan of Operation...........12
Item 7.   Financial Statements................................................12
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................13
Item 8A.  Controls and Procedures.............................................13
Item 8B.  Other Information...................................................13

PART III

Item 9.   Directors and Executive Officers of the Registrant..................13
Item 10.  Executive Compensation..............................................15
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..........................19
Item 12.  Certain Relationships and Related Transactions......................20
Item 13   Exhibits............................................................22
Item 14.  Principal Accountant Fees and Services..............................27

Signatures....................................................................28

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

      Since its acquisition of Mingo Bay, Azur has assembled a management team, continued to develop and operate the properties owned by Mingo Bay, researched resort and commercial locations, completed extensive marketing research, acquired Shell Landing Golf Course in Gautier, Mississippi, acquired Airtek Safety Limited, a United Kingdom corporation which designs and manufactures safety systems for the construction industry and which has a 50% interest in a joint venture which distributes tower construction cranes, entered into a letter of intent to acquire A.V.I. Contractors, Inc., a construction company, acquired approximately 50.4% of the outstanding common stock of Harvest and plans to enter into a Share Exchange Agreement with New Harvest Capital Corporation ("Harvest"), a Delaware corporation whose common stock is registered under the Securities Exchange Act of 1934, under which the stockholders of Azur shall receive one share of common stock of New Harvest for every two shares of Azur held by such stockholders.

      Azur's business plan includes golf resort and residential communities development, residential and commercial land acquisition for development, acquisition of developable land holdings for use or future sale, acquisition of existing resort and golf club communities and acquisitions of companies in complementary industries. Through its subsidiaries, Azur currently owns:

      o The Shell Landing Golf Club, a 225 acre public course located in Gautier, Mississippi (near Biloxi) and designed by Davis Love III, the rights to acquire up to 1,800 acres which surround the golf course, including Shell Landing Resort, a master planned resort community with significant infrastructure already in place;
      o a 3% interest in Place des Arts, a 10 unit luxury waterfront condominium project downtown Fort Lauderdale near Los Olas Boulevard;
      o     a 63% interest in Meritage, a 16 unit luxury waterfront condominium project located in the Las Olas Isles area of Fort Lauderdale;
      o     a 53% interest in Rio Vista, a residential property located on North
            Rio Vista Boulevard, Fort Lauderdale, which Azur has improved as is currently marketing for sale;
      o Airtek Safety Limited, a United Kingdom corporation, which designs and manufactures safety systems for the construction industry, including patented air bag safety systems, staircase safety systems, leading edge protection, vertical side netting, stairwell platforms and ladder safety devices; and
      o Airtek Cranes Ltd., a United Kingdom joint venture in which Airtek Safety Limited has a 50% interest, which distributes a line of remote-controlled, self-erecting cranes manufactured by Arcomet of Belgium, the holder of the other 50% interest in the joint venture.

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

      ASLD II intends to develop such land.

      Azur has entered into an agreement to acquire an 80% interest in the land. Azur intends to construct on the 12.75 acre site located between the 9th and 18th fairways of the golf course, a 200 unit luxury condominium project called The Islands at Shell Landing, consisting of 7 buildings surrounding a pool, spa and eight tennis courts and overlooking the Shell Landing Golf Course. The units range from 1,250 to 1,851 square feet and are being offered at prices currently ranging from $349,625 to $527,577. As of June 24, 2005 ASLD II had received deposits on 150 units.

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

      Pursuant to the purchase agreement with the sellers, Azur has agreed to pay the sellers an aggregate of (pound)6.1 million (approximately $11,224,000) on August 21, 2005. The due date has been extended to February 24, 2006. The sellers have the option to acquire an aggregate of 3,741,333 shares of Azur common stock in lieu of the cash consideration. The shares of Airtek purchased by Azur are being held in escrow pending payment of the purchase consideration.

      Airtek's AirMat Safety System is comprised of a series of interlinked modular air mattresses designed to provide "soft fall" arrest to reduce and minimize injuries and fatalities due to falls from height on construction, civil engineering, maintenance and refurbishment projects. The modules are manufactured in a range of standard sizes, which with simple planning, allows for configuration to accommodate any project. The system is patented in the United Kingdom and marketed throughout Europe and the United States. Airtek also manufactures and markets related safety systems, including a stairsafe system designed to give workers protection while working around open stairwells, and a laddersafe system which is designed to prevent unauthorized access to elevated work areas Airtek also has installed a safety barrier system at the British Speedway. Airtek Cranes, Ltd. markets in the United Kingdom the Arcomet line of pedestrian-operated remote controlled self-erecting tower cranes. Unlike conventional cranes the Arcomet cranes arrive at the worksite as self-contained units and can be operable within four hours.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fiscal quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Azur common stock has been quoted on Pinksheets.com under the symbol "AZRI" since March 2004. There is a very limited public market for the Azur common stock. As of September 29, 2005, 50,571,238 shares of common stock were outstanding.

      Azur's common stock also trades on the Frankfurt Stock Exchange under symbol LCN.DE.

      The following table sets forth, for the respective periods indicated, the high and low quotations for the Azur common stock. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarter Ended            High Bid         Low Bid
-------------            --------         -------

2004

March 31                  $3.70            $3.10
June 30                   $3.90            $1.30
September 30              $5.10            $2.80
December 31               $3.48            $0.90

2005

March 31                  $2.15            $1.06
June 30                   $1.75            $0.78
September 30              $1.81            $0.60

      No dividends have been paid on the Azur common stock and Azur does not anticipate paying dividends in the foreseeable future.

      At July 12, 2005, there were 476 holders of record of Azur's common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

      During the fiscal year ended December 31, 2002, we did not issue any securities in transactions which were not registered under the Securities Act of 1933, as amended.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

Azur International, Inc. is a real estate development company with operations in the United States, primarily in Ft. Lauderdale, Florida. Our line of business is real estate development and operation.

Results of Operations

For the Twelve Months Ended December 31, 2002

During the twelve months ended December 31, 2002, there were no revenues or expenses.

Liquidity and Capital Resources

At December 31, 2002 we had a net working capital deficit of $752,941. The deficit is attributable to the bankruptcy liabilities.

Discussion of Certain Current Assets and Liabilities

Accounts Payable & Accrued Expenses

At December 31, 2002, our accounts payable and accrued expenses amounted to $752,971, and were comprised of the liabilities associated with filing bankruptcy in November of 2001 under chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the district of Arizona.

ITEM 7.   FINANCIAL STATEMENTS

      Our consolidated financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

                            AZUR FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT AUDITOR'S REPORT                                                 F-2
CONSOLIDATED BALANCE SHEET                                                   F-3
CONSOLIDATED STATEMENTS OF OPERATIONS                                        F-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS                                        F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive, Suite 209
                          Coral Springs, Florida 33071

Board of Directors and Stockholders
Azur International, Inc. and subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Azur International, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azur International, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year2 ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.


/s/ BAUM & COMPANY, P.A.

Coral Springs, Florida
February 11, 2005

                            AZUR INTERNATIONAL, INC.
                                  BALANCE SHEET

                               December 31, 2002

                                     ASSETS
Current Assets
      Cash and Cash Equivalents                                       $          --
                                                                      -------------
            Total Current Assets                                                 --
                                                                      -------------
TOTAL ASSETS                                                          $          --
                                                                      =============

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts Payable & Accrued Expenses                             $     752,971
                                                                      -------------
            Total Current Liabilities                                       752,971
                                                                      -------------
            Total Liabilities                                               752,971
                                                                      -------------

Stockholders' Equity
      Preferred Stock-$.01 par value, 50,000,000 shares authorized               --
      Common Stock - $.01 par value, 200,000,000 shares
        authorized; shares issued and outstanding 369,086                     3,691
      Additional Paid-In Capital                                            226,191
      Accumulated Deficit                                                  (982,853)
                                                                      -------------
            Total Stockholders' Equity                                     (752,971)
                                                                      -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $          --
                                                                      =============

    The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS

                      For the Year Ended December 31, 2002

Revenues
      Sales                                                           $          --
                                                                      -------------
            Total Revenue                                                        --

Operating Expenses
      General & Administrative Expenses                                          --
                                                                      -------------
            Total Operating Expenses                                             --
                                                                      -------------

Net Income (Loss)                                                     $          --
                                                                      =============

Basic Income (Loss) per share                                                   NIL
                                                                      =============

Weighted average shares outstanding                                         369,086
                                                                      =============

    The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                             As of December 31, 2002

                                               Preferred       Preferred        Common          Common       Accumulated
                                                 Shares          Stock          Shares          Stock          Deficit
--------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/01                                   --      $       --         369,086      $  229,882     $  (982,853)

Net Loss for
  the Year Ended 12/31/02                             --              --              --              --              --

                                            ----------------------------------------------------------------------------
Balance at 12/31/02                                   --              --         369,086         229,882        (982,853)
                                            ----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                            AZUR INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS

                      For the Year Ended December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                                               $          --

      Adjustments to Reconcile Income (Loss) to Net Cash
        Used for Operating Activities:                                           --
                                                                      -------------

      Net Cash (Used) Provided for Operations                                    --
                                                                      -------------


CASH FLOWS FROM INVESTING ACTIVITIES:

      Net Cash Provided (Used) in Investing Activities:                          --
                                                                      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net Cash Provided (Used) in Financing Activities:                          --
                                                                      -------------

Net Increase (Decrease) in Cash                                                  --

Beginning Cash                                                                   --

Ending Cash                                                           $          --
                                                                      =============

    The accompanying notes are an integral part of the financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

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

E. EARNINGS/LOSS PER SHARE

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the year ended December 31, 2002 was 369,086 and the resulting loss per share was NIL.

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

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


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

      Simultaneously with the acquisition of the New Harvest Shares, Azur entered into a Consulting and Investment

G. On August 1, 2005, Azur's stock was listed for trading on the Frankfurt Exchange, under symbol LCN.DE.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

      Banking Services Agreement with Venture Fund I, Inc., a Nevada corporation owned by James Ditanna ("Venture") under which Venture has agreed to provide to Azur certain information, evaluation and consulting and investment banking services for a consideration of 600,000 shares of common stock of Azur, which were issued on June 27th, 2005.

H. On August 9, 2005, the Company and the shareholders of Airtek Safety Limited signed the First Addendum to the Agreement for the Sale and Purchase of the Entire Issued Share Capital of Airtek Safety Limited. The addendum extended the "Deferred Payment Date" in the initial agreement to six months from August 24, 2005, making the new due date February 24, 2006. As part of the addendum, the Company shall pay the following "Installment Payments": $250,000 on September 24th, 2005, and $75,000 each subsequent month on October 24th, 2005, November 24th, 2005, December 24th, 2005 and January 24th, 2005. The first payment of $250,000 was made on September 29, 2005. The Installment Payments shall be distributed to the Sellers in their respective percentages. The Installment Payments shall reduce the total purchase price accordingly, and the Consideration Shares held by the escrow agent shall be reduced and returned to the Company as follows: 83,000 shares on September 24, 2005, and 25,000 shares upon each subsequent installment payment.

I. On August 29-30, 2005 the state of Mississippi was affected by Hurricane Katrina. Shell Landing Golf Course, which is located in Gautier, Mississippi, was impacted by this hurricane. No significant structural damage has occurred, mostly due to the high elevation of the land pertaining to the golf course. There was loss of power to the area, which resumed on September 2, 2005. Although the golf course resumed operations on September 23, 2005, we do expect a reduction in revenues from the golf course in the short term as a result of the hurricane. The insurance company has been contacted and the claims have been submitted with respect to economic loss and damage that may have occurred to the gold course and any related property.

J. The Notes Payable to the shareholders of Rio Vista LLC and 48 Hendricks LLC, as part of their acquisition price, were satisfied in a timely manner, on April 13, 2004 and January 31, 2005 respectively.

K. The Company's long-term debt has changed significantly due to acquisition of new companies, pre-development expenses, and the commencement of construction projects. The following list details the additional long-term debt the Company has incurred since December 31, 2002:

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

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

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

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

L. Current portion of long-term debt with payment due dates through June 30, 2005 have been paid or extended.

M. The following employment and consulting agreements have been added and are in effect since December 31, 2002:

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

      The Vice President of Development, who is also the President of the Azur Development subsidiary, has a Consulting Agreement with a term of twelve months, commencing on November 1, 2004. After the initial term, the agreement shall renew automatically for additional twelve month term, unless terminated by either party. His compensation is 10% of the net profits of any developments that he initiates. He shall be paid 50% in cash payment, and 50% in restricted common shares at $.01. The agreement was replaced with the Chief Operating Officer agreement on July 12, 2005.

      The CEO of Azur Development UK, who has been engaged to develop home building and commercial development projects, as well as oversee any European projects, has a Consulting agreement with a term of three years, commencing on October 5, 2004. His compensation is a base fee of 3,000,000 of shares of common stock at $.01.

      A Director of the Company, who has been engaged to develop home building and development projects, as well as oversee any European projects, has a consulting agreement with a term of three years, commencing on October 5, 2004. His compensation is a base of 3,000,000 of shares of the Company's stock at $.01.

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

N.    RELATED PARTY TRANSACTIONS-

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

      In July 2005 we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.

ITEM 8B.  OTHER INFORMATION

      None

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information regarding Azur's executive officers and directors as of September 30, 2005.

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

ITEM 10.  EXECUTIVE COMPENSATION

      None of our executive officers received any compensation for services to Azur in the fiscal year ended December 31, 2002.

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

NAME AND ADDRESS                      AMOUNT OF AND NATURE            PERCENTAGE
OF BENEFICIAL OWNER                   OF BENEFICIAL OWNERSHIP         OF CLASS
-------------------                   -----------------------         ----------

John Duggan                                 4,262,073(1)                 9.25%
Laila, Ashley Rise
Walton-on-Thames
Surrey K-T121, England

Aaron Baer                                  4,225,000                    9.17%
147 South Franklin Avenue
Valley Stream, New York

Carl Crawford                               3,493,939                    7.58%
3499 Shell Landing Boulevard
Gautier, Mississippi 39553

Naranjo Family L.P.                         3,216,633                    6.98%
3326 Mary Street, Suite 601
Coconut Grove, Florida 33133

Philip Salice                               2,901,101                    6.30%
One South Court
Bayshore, New York 11706

Donald H. Goree (2)                           700,000(3)                 1.52%

Donald Winfrey (2)                            371,666                     .80%

Albert Lazo (2)                               175,000                     .38%

Jeffrey Grene (2)                             100,000                     .28%

Otto Reich                                     50,000                     .14%
1101 30th Street, N.W., Suite 200
Washington, D.C. 20007

------------------

(1) Includes 1,262,073 shares held by Spread Trustee, Ltd., as trustee of the John Duggan Settlement, a trust of which Mr. Duggan and certain other of his family members are beneficiaries.
(2) The address of such person is 101 NE 3rd Avenue, Fort Lauderdale, Florida 33301.
(3) Does not include 80,000 shares owned by Mr. Goree's wife, as to which he disclaims beneficial ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Donald H. Goree, Donald Winfrey are directors and executive officers of Azur and John Duggan is a director of Azur. In addition, Carl Crawford and Eduardo Naranjo beneficially own more than 5% of the common stock of Azur as of June 30, 2005. The following paragraphs discuss certain transactions since January 1, 2004 between the above persons and Azur since January 1, 2002.

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

      On April 13, 2005 Live Oak loaned an additional $50,000 to Azur. The loan is evidenced by a promissory not which provides for the repayment of the entire principal plus interest at the rate of 10% per annum on August 14, 2005.

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

ITEM 13.  EXHIBITS.

Exhibit No. Description
----------- --------------------------------------------------------------------

3.1 Amended and Restated Articles of Incorporation of Hotyellow98.com, Inc. (n/k/a Azur International, Inc.).*

3.2         By-laws of Union Chemical Corp. (n/k/a Azur International, Inc.).*

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

10.48 Membership Interest Security Agreement dated June 1, 2005 between Omicrom Master Trust and Azur.*

10.49 Retainer Agreement dated February 3, 2005 between Pittman Poe & Associates, Inc. ("Pittman") and Azur.*

10.50       First Addendum to Retainer Agreement between Azur and Pittman.*

10.51 12% Convertible debenture Due June 1, 2006 in the principal amount of $700,000 from Azur to Omicrom.*

10.52 12% Convertible debenture Due June 1, 2006 in the principal amount of $700,000 from Azur to Robert and Kathleen Cohen Family Trust.*

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

23.1        Consent of Baum & Company, P.A.

23.2        Consent of Goldstein Golub Kessler LLP.*

31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2 Certification of Principal Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1        Certification of Principal Executive Officer pursuant to 18 U.S.C.
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2        Certification of Principal Accounting Officer pursuant to 18 U.S.C.
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**


* Incorporated by reference to the same numbered exhibit in the Registration Statement on Form S-4 of New Harvest Capital Corporation (File No. 333-126713) filed on July 20, 2005.

**    Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

No accountants' fees were billed to us for the fiscal years ended December 31, 2002 or December 31, 2001

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

      The Board also will consider on a case-by- case basis and, if appropriate, approve specific engagements in excess of $15,000. Any proposed specific engagement may be presented to the Board for consideration at its next regular meeting. During the fiscal year ended December 31, 2003, 100% of the Audit Related Fees and all other fees were approved by the Board.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AZUR INTERNATIONAL, INC.


                                        By: /s/ Donald Winfrey
                                            ------------------------------------
                                            Donald Winfrey, President

Dated: October 17, 2005

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Donald H. Goree                                             October 17, 2005
-------------------------------------------
Donald H. Goree, Chairman and
Chief Executive Officer


/s/ Donald Winfrey                                              October 17, 2005
-------------------------------------------
President and Director


/s/ Albert Lazo                                                 October 17, 2005
-------------------------------------------
Albert Lazo, Secretary, General Counsel
and Director


/s/ Nora Zampieri                                               October 17, 2005
-------------------------------------------
Nora Zampieri, Principal Accounting Officer



-------------------------------------------
John Duggan, Director



-------------------------------------------
Otto Reich, Director