Form 10QSB
period 2005-09-30
Azur International, Inc.
filed 2005-11-22
CIK 1093673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------

                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    For the Quarter Ended September 30, 2005

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

                                 YES [ ]   NO [X]

As of the close of business on November 18, 2005, there were 70,888,536 shares of the small business issuer's $.0001 par value per share Common Stock outstanding.

                            AZUR INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I     Financial Information                                             3

Item 1.    Financial Statements                                              3

Item 2.    Management's Discussion and Analysis or
           Plan of Operation                                                27

Item 3.    Controls and Procedures                                          36


PART II    Other Information                                                36

Items 1 through 6                                                          36-37

Signature Page                                                              38

                          PART I Financial Information

Item 1. Financial Statements


                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005

                                                                               2005
                                                                           ------------
                                                                            (Unaudited)
                                     ASSETS
Current Assets
             Cash and Cash Equivalents                                     $    176,806
             Accounts Receivable (net of allowance for doubtful
                     accounts of $97,775)                                     2,859,171
             Inventory                                                          515,851
             Prepaid Expenses                                                   291,076
             Other Receivables                                                  233,050
             Costs and Estimated Earnings in Excess of Billings
                      on Uncompleted Contracts                                9,996,913
                                                                           ------------
                         Total Current Assets                                14,072,867

Property, Plant & Equipment (net of accumulated depreciation
             of $2,133,555)                                                  14,405,259

Other Assets
             Loan Acquisition Costs (net of amortization of $111,171)           266,290
             Investments in Real Estate                                       1,674,374
             Construction Deposits                                            1,497,055
             Deposits - Land Purchase                                         1,300,309
             Loans Receivable                                                   250,000
             Security Deposits                                                   13,016
             Other Deposits                                                      43,829
             Goodwill                                                         9,872,793
                                                                           ------------
                         Total Other Assets                                  14,917,666

                                                                           ------------
TOTAL ASSETS                                                               $ 43,395,792
                                                                           ============

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005

                                                                               2005
                                                                           ------------
                                                                            (Unaudited)

               LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
             Accounts Payable & Accrued Expenses                           $  3,778,369
             Current Portion-Notes/Mortgages Payable                         19,341,128
             Current Portion-Capital Lease Obligation                           328,903
             Other Current Liabilities                                          128,750
                                                                           ------------
                         Total Current Liabilities                           23,577,151

Long-Term Debt
             Notes/Mortgages Payable                                         12,719,204
             Capital Lease Obligation                                         1,272,666
             Liabilities Subject to Compromise from Bankruptcy                  752,971
                                                                           ------------
                         Total Long-Term Debt                                14,744,841

Other Liabilities
             Deposits Held                                                    2,741,055
             Deferred Tax                                                       222,113
                                                                           ------------
                         Total Other Liabilities                              2,963,168

                                                                           ------------
                         Total Liabilities                                   41,285,160
                                                                           ------------

CONTINGENCY (FOOTNOTE 20)

Stockholders' Equity
             Common Stock - $.01 par value, 200,000,000 shares
                    authorized; shares issued and outstanding 48,380,712        483,808
             Stock Subscriptions Receivable                                    (551,668)
             Non Controlling Interest in Subsidiaries                         3,243,794
             Additional Paid in Capital                                       3,653,421
             Accumulated Deficit                                             (4,716,992)
             Accumulated Other Comprehensive Loss                                (1,732)
                                                                           ------------
                         Total Stockholders' Equity                           2,110,632

                                                                           ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $ 43,395,792

The accompanying notes are an integral part of the financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             For the Nine Months Ended September 30, 2005 and 2004

                                                                           2005            2004
                                                                       ------------    ------------
                                                                        (Unaudited)     (Unaudited)
Revenues
       Sales                                                           $  4,424,104    $         --
       Rents                                                              7,225,977         124,394
       Revenue from Construction Contracts                                6,084,521              --
                                                                       ------------    ------------
             Total Revenue                                               17,734,602         124,394

Cost of Sales                                                             5,057,613              --
Construction Operating Expenses                                           4,277,778              --
                                                                       ------------    ------------
             Total Cost of Sales and Construction Operating Expenses      9,335,391              --

Gross Profit                                                              8,399,210         124,394

Operating Expenses
             General & Administrative Expenses                            7,955,723       1,167,152
             Amortization Expense                                            49,427          36,064
             Depreciation Expense                                           858,922
                                                                       ------------    ------------
             Total Operating Expenses                                     8,864,073       1,203,216

Net Income (Loss) Before
             Other Income and Expense                                      (464,863)     (1,078,822)

Other Income and (Expense)
             Interest Income                                                  1,763              99
             Other Income                                                   153,454              --
             Interest Expense                                              (813,882)       (266,779)
             Other Expense                                                  (11,885)             --
                                                                       ------------    ------------
                        Total Other Income and (Expense)                   (670,550)       (266,680)

Net Income (Loss) before adjustments for minority interest               (1,135,412)     (1,345,502)
                                                                       ------------    ------------

             Non Controlling Interest in Subsidiary                        (684,127)         68,518
                                                                       ------------    ------------

Income (Loss) before Provision for Income Taxes                          (1,819,540)     (1,276,984)

Provision for Income Taxes                                                 (188,795)             --
                                                                       ------------    ------------

Net Income (Loss)                                                      $ (2,008,335)   $ (1,276,984)
                                                                       ============    ============

Net Loss per Weighted Average Number of
 Common Shares                                                         $      (0.05)   $      (0.04)
                                                                       ============    ============

Weighted Average Number of Common
 Shares Outstanding                                                      44,431,802      29,111,699
                                                                       ============    ============

The accompanying notes are an integral part of the financial statements.

                    AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the Quarter Ended September 30, 2005 and 2004

                                                                          2005            2004
                                                                      ------------    ------------
                                                                       (Unaudited)     (Unaudited)
Revenues
       Sales                                                          $  1,111,444    $         --
       Rents                                                             2,575,356          55,983
       Revenue from Construction Contracts                               2,433,929
                                                                      ------------    ------------
            Total Revenue                                                6,120,729          55,983

Cost of Sales                                                            1,868,426              --
Construction Operating Expenses                                          1,711,196              --
                                                                      ------------    ------------
            Total Cost of Sales and Construction Operating Expenses      3,579,622              --

Gross Profit                                                             2,541,106          55,983

Operating Expenses
            General & Administrative Expenses                            2,833,742         417,577
            Amortization Expense                                            27,264           6,772
            Depreciation Expense                                           183,210              --
                                                                      ------------    ------------
            Total Operating Expenses                                     3,044,217         424,349

Net Income (Loss) Before
            Other Income and Expense                                      (503,111)       (368,366)
                                                                      ------------    ------------

Other Income and (Expense)
            Interest Income                                                      5               6
            Other Income                                                   153,454              --
            Interest Expense                                              (371,224)       (111,526)
            Other Expense                                                   (5,489)             --
                                                                      ------------    ------------
                       Total Other Income and (Expense)                   (223,254)       (111,520)

Net Income (Loss) before adjustments for minority interest                (726,364)       (479,886)

            Non Controlling Interest in Subsidiary                        (218,822)          5,425
                                                                      ------------    ------------

Income (Loss) before Provision for Income Taxes                           (945,187)       (474,461)

Provision for Income Taxes                                                 (51,815)             --
                                                                      ------------    ------------

Net Income (Loss)                                                     $   (997,001)   $   (474,461)
                                                                      ============    ============

Net Loss per Weighted Average Number of
 Common Shares                                                        $      (0.02)   $      (0.01)
                                                                      ============    ============

Weighted Average Number of Common
 Shares Outstanding                                                     47,259,974      35,868,261
                                                                      ============    ============


The accompanying notes are an integral part of the financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 2005 and 2004

                                                                          2005           2004
                                                                      ------------    ------------
                                                                       (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income (Loss)                                          $ (2,008,335)   $ (1,276,984)
           Adjustments to Reconcile Income (Loss) to Net Cash
           Provided (Used) for Operating Activities:
           Depreciation and Amortization                                   769,297          36,065
           Services and Interest paid by Isuance of Common Stock           191,992         235,241
           Earnings in Excess of Billings                               (6,084,521)             --
           Forgiveness of Debt                                             152,423              --

           Changes in Assets and Liabilities:
                     Increase in Accounts Receivable                      (391,620)             --
                     Decrease in Inventory                                 552,762              --
                     Decrease (Increase)  in Prepaid Expenses               75,276        (223,155)
                     Increase in Security Deposits                         (13,016)        (20,000)
                     Decrease in Other Receivables                          53,717          70,713
                     Increase in Other Assets                             (312,491)             --
                     Decrease in Deferred Taxes                            (18,349)             --
                     Increase in Other Current Liabilities                 128,750         161,543
                     Increase in Accounts Payable & Accruals             1,200,873              --
                                                                      ------------    ------------

           Net Cash Used In Operations                                  (5,703,242)     (1,016,577)
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                     Increase in Real Estate Holdings                           --         (10,876)
                     Increase in Real Estate Deposits                   (1,300,309)        (50,000)
                     Increase in Other Deposits                            (43,829)             --
                     Purchase of Fixed Assets                           (1,122,812)        (56,715)
                     Cash acquired on Acquisitions                          24,992           3,206
                     Cash paid for Acquisitions                           (660,445)             --
                                                                      ------------    ------------

           Net Cash Used in Investing Activities:                       (3,102,403)       (114,385)
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                     Proceeds From Customer Deposit Escrows              1,244,000              --
                     Minority Shareholder Contributions                    155,481         298,722
                     Capital Leases                                        863,146              --
                     Payments on Capital Leases                           (271,683)             --
                     Proceeds From Notes and Loans Payable               8,158,248         173,900
                     Payment of Notes and Loans Payable                 (1,721,641)       (651,207)
                     Proceeds from Related Party Loans                      50,000              --
                     Payment of Related Party Loans                       (245,918)             --
                     Proceeds from Sale of Common Stock                         --       1,335,001
                                                                      ------------    ------------

           Net Cash Provided in Financing Activities:                    8,231,633       1,156,416
                                                                      ------------    ------------

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 2005 and 2004

                                                                          2005           2004
                                                                      ------------    ------------
                                                                       (Unaudited)     (Unaudited)
Effect of Foreign Exchange Rate Changes on Cash                            139,055              --

Net Decrease in Cash                                                      (434,957)         25,454

Beginning Cash                                                             611,763              --

                                                                      ------------    ------------
Ending Cash                                                           $    176,806    $     25,454
                                                                      ============    ============

SCHEDULE OF NONCASH ACTIVITIES:
           Common Stock Issued for Services and Interest              $    191,992    $    177,431
           Common Stock Issued for deposit on Acquisition                1,455,841
           Property and equipment valued at $ 11,224,000 were
           acquired through the issuance of an obligation payable .     10,974,000         698,800

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Expense Paid                                                      813,882         152,253
Income Taxes Paid                                                               --              --

The accompanying notes are an integral part of the financial statements.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A. BACKGROUND

Azur International, Inc. ("Azur" or the "Company") is in the business of developing and marketing luxury residential and resort properties. The Company was originally incorporated in the State of Nevada in June 1997 under the name of Union Chemical Corporation in order to be a partner in a joint venture that was never consummated. In June 1999, the Company changed its name to Hotyellow98.com, Inc. as it acquired an Arizona corporation, Hotyellow98.com. The Company subsequently changed its name to the current name of Azur International, Inc.

In November of 2001 the Company entered bankruptcy under chapter 7 of the bankruptcy laws in the United States Bankruptcy Court for the district of Arizona. It emerged from bankruptcy in July 2003.

On February 9, 2004 Azur acquired Azur Development Corp. (formally known as Mingo Bay Development Corp) in a stock for stock transaction.

In November of 2004, the company acquired The Grand Shell Landing, Inc. ("The Grand Shell Landing"), which operates an 18-hole golf course, pro shop and restaurant in Mississippi. At the present time, The Grand Shell Landing generates golf-related revenues only; there is no real estate activity.

On February 24, 2005 the Company purchased Airtek Safety Limited, a British company which derives income from the rental of cranes and equipment and services to the construction industry. The purchase, which was effective January 1, 2005, was a cash transaction whereby the sellers have the option of taking stock in lieu of cash.

On June 1, 2005, pursuant to a Stock Purchase Agreement dated as of June 1, 2005 between HVST Acquisition Corporation, a Nevada corporation owned and controlled by James A. Ditanna of King of Prussia, Pennsylvania ("HVST Acquisition"), and Azur, HVST Acquisition sold to Azur 68,960,000 shares of common stock of New Harvest Capital Corporation ("New Harvest"), constituting approximately 50.4% of the outstanding common stock of New Harvest (the "Harvest Shares"). The purchase price for the New Harvest Shares was $550,000 paid in cash. By virtue of its acquisition of a majority of the voting securities of New Harvest on such date, Azur acquired from HVST Acquisition control of New Harvest on June 1, 2005.

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

On September 23, 2005, the Company purchased a 25% interest in Victoria Green, LLC, a development project for 24 town homes in the Ft. Lauderdale area. The purchase was executed through a Membership Interest Purchase agreement between the Company and Darby International, Inc., whereby the Company issued 1,062,499 restricted shares of stock in exchange for the 25% interest. Construction for this project shall begin during the first quarter of 2006 and is expected to be completed by the first quarter of 2007.

B. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of Azur and its wholly-owned subsidiaries. All material inter-company transactions have been eliminated. The following is a list of subsidiaries and their respective controlling interests:

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


B. PRINCIPLES OF CONSOLIDATION (Continued)

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

E. REVENUE RECOGNITION

Revenues for sales and rentals generated from The Grand Shell Landing are recognized under the full accrual method of accounting. Airtek Safety Limited reports under the historical cost convention and in accordance with the Financial Reporting for Smaller Entities (effective June 2002).

Construction Operations - Azur determines earnings from construction under the percentage of completion method. Under this method, earnings are recognized in proportion of the total earnings anticipated from a contract which the cost of the work completed bears to the estimated total cost of the work covered by the contract.

At September 30, 2005, the percentage of completion used was 44%, which accounted for $6,084,521 in revenues and $4,277,778 in costs. The Company's construction contracts generally extend over more than one year, and revisions in costs and earnings estimates during the course of the work are reflected in the year in which the facts which require the revision become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that such estimates will be revised over the next years until completion of the job.

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

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

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

H. LEASES

Leases that transfer substantially all of the risks and benefits of ownership are accounted for as capital leases. Other leases are operating leases that are expensed over the terms of the lease using the straight line method. Capital leases are included in property and equipment and are amortized using the same methods as used for depreciation of property and equipment.

I. CONSTRUCTION DEPOSITS

Construction deposits amounting to $2,741,055 for the purchase of units in the 48 Hendricks project have been collected and deposited in an escrow account with the escrow agent, Adorno & Yoss, P.A., as per our Escrow Agreement dated August 25, 2004. As per said agreement, the first 10% of the purchase price of each unit, due at signing, must remain in the escrow account at all times. The second 10% deposit, due at the start of construction, may be used towards hard construction costs only. At September 30, 2005, the balance in the escrow account is $1,497,055, and a total of $1,244,000 has been used towards hard construction costs.

J. ALLOWANCE FOR DOUBTFUL ACCOUNTS

An allowance for doubtful accounts is estimated and recorded based on the Company's historical bad debt experience. The current balance of the allowance for doubtful accounts is approximately $97,775.

K. INVENTORY

Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory for Airtek Cranes is comprised primarily of crane parts and supplies valued at $266,463. Crane inventory includes motors, gear boxes, wheels, cables, batteries, brakes and other parts necessary to support the crane rental business. Inventory for Airtek Safety of $166,909 consists primarily of air mats that are required on construction sites under English law. The balance is stairsafe inventory utilized on jobsites for railings around open staircases. Inventory for The Grand Shell Landing Golf Course totaling $82,479 at September 30, 2005, consists of apparel and equipment sold at the pro shop, as well as food and beverages items.

L. EARNINGS/LOSS PER SHARE

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the nine months ended September 30, 2005 was 44,431,802 and the resulting loss per share was $0.05 per share.

M. INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of September 30, 2005, the Company had net operating losses (NOL's) of approximately $4,716,992

                  Statutory federal income taxes                       34%
                  Valuation allowance                                 (34)
                  Effective tax rate                                   0%

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

M. INCOME TAXES (Continued)

Airtek Safety Limited, the British subsidiary, had income subject to taxation of $1,286,192 for the nine months ended September 30, 2005. A provision for income taxes of $188,795 is included in the September 30, 2005 financials.

NOTE 2 - RELATED PARTY TRANSACTIONS

Rio Vista LLC, a subsidiary of Azur Development Corp. has mortgages with banks on property owned that were financed in the individual name of a principal of the Company. There are also bank accounts that are titled in the name of the same principal that belong to Rio Vista, LLC.

A major shareholder of Azur is also a minority owner in both Rio Vista, LLC and 48 Hendricks, LLC.

An officer of the Company is currently using a property owned by the Company personally. The value of such usage is approximately $4,000 monthly.


NOTE 3 - EMPLOYMENT/CONSULTING AGREEMENTS

The following employment and consulting agreements are in effect as of September 30, 2005:

      A. The Chief Executive Officer, who also serves as the chairman of the Board of Directors of the Company, has a consulting agreement with a 36 month term, commencing on February 1, 2004. His compensation for the duration of the agreement is as follows:

            Year 1 - 500,000 restricted shares of Azur common stock at $.01.

            Year 2 - $360,000 per year, plus 500,000 restricted shares of Azur common stock at $.01.

            Year 3 - $480,000 per year, plus 500,000 restricted shares of Azur common stock at $.01.

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

      C. The employment agreement with the Company's Vice President of Operations was terminated on July 1, 2005. As per the Termination of Employment Agreement, whereby both parties mutually agreed to terminate the executive's employment with the Company, the executive shall receive the following severance benefits: (1) salary until August 15, 2005 (2) 20,000 restricted shares of stock (3) health benefits until August 15, 2005 and (4) stipend of $5,000 for moving expenses.

      D. The Vice President of Development, who was also the President of the Azur Development subsidiary, and who had a Consulting Agreement with a term of twelve months, commencing on November 1, 2004, was appointed Chief Operating Officer on July 12, 2005. At that time, the consulting agreement was terminated, and the executive signed a new employment agreement with an effective date of July 1, 2005. The agreement details the following terms and conditions: (1) The executive's salary shall be $60,000 per annum, (2) the executive shall receive a signing bonus of 50,000 restricted shares of the Company's stock, (3) the executive shall receive $5,000 in restricted shares of the Company's stock on the first of each month, for term of the agreement, (4) the executive shall receive 5% of the net profits derived by the Company from any project, which has been

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 3 - EMPLOYMENT/CONSULTING AGREEMENTS (Continued)

            directly originated by the Executive, such 5% consideration to be payable 1% in cash payments and 4% in restricted shares of the Company's stock, (5) the executive shall receive 5% of the net profits derived by the Company from the leasing of cranes, which has been directly referred to by the executive, such 5% consideration to be payable 1% in cash payments and 4% in restricted shares of the Company's stock and (6) the term of the agreement is one year and shall renew automatically for additional one year periods, unless terminated by either party.

      E. The General Counsel & Corporate Secretary has an employment agreement with a term of three years, commencing on April 15, 2004. After the initial term, the agreement shall renew automatically for additional one year periods, unless terminated by either party. His compensation is $180,000 per annum, to be increased at a rate of no less than 10% per annum. The Executive received a signing bonus of 50,000 of restricted shares of the Company's stock.

      F. A Director of the company, who has been engaged to develop home building and commercial development projects, as well as oversee any European projects, has a consulting agreement with the Company with a term of three years, commencing on October 5, 2004. His compensation is a base fee of 3,000,000 of shares of common stock at $.01.

      G. An advisory agreement is in effect between the Company and a consulting firm for services related to the acquisition of new companies and the listing of shares on the American Stock Exchange and other foreign exchanges. The agreement commences on August 1, 2004, for a term of 2 years, ending on August 1, 2006. The compensation to the consulting firm under the agreement is 2,000,000 shares of common stock at $.01, plus 10% of the acquisition price of new companies identified by the consulting firm. The fee shall be paid in shares of common stock valued at the previous day's bid price. In a First Addendum to the Advisory Agreement dated June 27, 2005, the Company agreed to afford the consultant an advance payment of $25,000 against future compensation. The advance shall be against any subsequent payments due and payable to the Consultant.

      H. An IR/PR-Services Agreement is in effect between the Company and an international consulting company for a period of twelve months, commencing on June 30, 2005. In connection with this agreement, the Company shall pay the consultant compensation as follows: (1) a
            $15,000 listing fee for listing application at a German stock exchange, which shall be satisfied by the issuance of 12,000 shares of the Company's common stock, (2) a $110,000 engagement fee for the performance of consulting services, which shall be satisfied by the issuance of 88,000 shares of the Company's common stock valued at $1.25 per share and (3) a 10% finder's fee in connection with any acquisitions, projects, or any other findings or transactions involving products, commodities, services, currencies, additions, renewals, extensions, rollovers, amendments, new contracts, re-negotiations, parallel contracts or agreements or third party assignments thereof.

      I. A retainer agreement dated May 31, 2005 is in effect between the Company and an investor relations firm for implementation of the Company's financial communications program. The agreement, which has an effective date of June 1, 2005 carries a term of twelve months ending on May 31, 2006. During the term, in consideration for the services, the Company shall pay the investor relations firm a retainer fee of $60,000 for the initial ninety day start up period, and $15,000 monthly for each month after the third month. As additional consideration, the Company has granted the investor relations firm warrants to purchase an aggregate of 100,000 shares of common stock over a three year period at the exercise price of $2.00 per share. (Beginning on November 1, 2005, the investor relations firm has agreed to receive a reduced retainer of $5,000).

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 3 - EMPLOYMENT/CONSULTING AGREEMENTS (Continued)

      J. The Company has a retention agreement for strategic and business consultancy services with a consulting firm dated February 1, 2005. Under the agreement, the Company is required to pay the consulting firm the following compensation: (1) consulting fees of $25,000 upon execution of the agreement, and each subsequent month for a period of one year, (2) warrants to purchase an aggregate number of shares of the Company's common stock equal to 9.8% of the outstanding common stock of Azur as of February 1, 2005 or 4,093,708 shares at the exercise price per share equal to 50% of the average closing price for the common stock during the ten days immediately preceding February 1, 2005 ($1.691), and (3) finder's fees as stipulated in section 4-c of the retention agreement.

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

      M. The Comptroller of Azur signed an employment agreement with the Company dated August 30, 2005, for a term of one year, which shall renew automatically in one year periods. As per said agreement, the executive's salary is $80,000 and shall increase at a rate of no less than 5% per annum. The Executive shall receive a signing bonus of 25,000 restricted shares of the Company's stock , and an additional performance bonus of $10,000 per quarter in restricted shares of the Corporation, contingent on the Company making timely quarterly filings with the SEC beginning with the third quarter of 2005.

NOTE 4 - CAPITAL TRANSACTIONS

In January 2005, Azur issued 50,000 restricted shares, valued at $.01 per share, to an attorney in consideration of an employment contract. The Company also issued 50,000 restricted shares for the same value to a director in consideration of directors' fees, and 500,000 restricted shares valued at $5,000 to a lender in consideration of loan fees.

In February 2005, the Company issued 2,146,666 restricted shares valued at $.01 per share in consideration of the acquisition of Airtek Safety Limited, (a United Kingdom company). This stock, along with the initial 1,443,734 restricted shares issued in November 2004 as part of the Airtek acquisition, is being held in escrow pending consummation of the terms of the acquisition.

During the month of April 2005, Azur issued 22,443 restricted shares valued at $33,665 in consideration of architect fees and creative design services. Also, the Company issued 420,000 restricted shares valued at $.01 per share to various investors as payment of loan fees, and 50,000 at $.01 per share for director's fees.

In May 2005, the Company issued 2,000,000 restricted shares valued at $.01 per share as payment on a consulting agreement, and another 9,333 restricted shares valued at $14,000 as payment for architect fees.

In June 2005, the Company issued 1,580,282 restricted shares valued at $.01 per share in consideration of loan fees. The Company also issued another 13,110 restricted shares for a total value of $19,665, as payment for architect fees and creative design services. Also, the Company issued 600,000 restricted shares for services valued at $6,000.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 4 - CAPITAL TRANSACTIONS (Continued)

During the month of July 2005, the Company issued 13,111 restricted shares at a value of $19,668 in consideration of architect fees and creative design services, and 2,500 restricted shares valued at $.01 per share as a salary bonus for one of its employees.

During August of 2005, the Company issued another 13,113 restricted shares at a value of $19,668 in consideration of architect fees and creative design services, and 20,000 restricted shares valued at $.01 per share as part of the Termination of Employment Agreement of the Company's Vice President of Operations. (see Note 3-C).

In September 2005, the Company issued 10,043 restricted shares valued at $10,000 as partial compensation to one of its Officers, for the months of July and August, 2005, as per the Officer's Employment Agreement. (see Note 3-D). Another 25,000 restricted shares valued at $.01 per share, were issued as a signing bonus for a new employment agreement executed on August 30, 2005. During this month, the Company also issued 35,000 restricted shares, at a value of $.01 per share, in consideration of loan fees, and 2,008 restricted shares valued at $2,000 for a lease agreement covering the period from July to August of 2005. During September 2005, the Company issued 30,000 restricted shares valued at $15,000 as payment of an outstanding accounting services bill, and 500,000 valued at $.01 per share for services from one of its officers, as stated in the officer's employment agreement (see note 3-A above). Lastly, the Company issued a total of 1,062,499 restricted shares valued at $423,749 for the acquisition of 25% interest in the Victoria Green development project (see Background Note 1-A).

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following amount as of September 30, 2005:

      Golf Membership & Events   $   50,074
      Trade Receivables           2,809,097
                                 ----------
                                 $2,859,171

NOTE 6 - OTHER RECEIVABLES

Other receivables of $233,050 consists of the following:

      Miscellaneous accounts receivable*   $223,050
      Promissory Note receivable**           10,000
                                           --------
               Total                       $233,050

* The miscellaneous accounts receivable consists of:

      Advances to employees                1,063
      Advances to shareholders           173,509
      Deposits                            38,036
      Other                               10,442
                                        --------
               Total                    $223,050

** The remaining $10,000 in other receivables consists of funds from a promissory note executed on September 30, 2005.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 7 - PROPERTY  AND EQUIPMENT

Property and equipment are carried at cost and are being depreciated over their useful lives using straight line depreciation methods.

The estimated useful lives of significant assets are as follows:
                  Equipment                           5 years
                  Land Improvements                  20 years
                  Buildings                          40 years
                  Hire Equipment                     12 years

Property and equipment consist of the following as of September 30, 2005:

      Land and Improvements                $  6,931,070
          Less accumulated depreciation        (248,107)
                                           ------------
       Net Land and Improvements           $  6,682,963

      Buildings                            $  2,295,616
          Less accumulated depreciation         (48,193)
                                           ------------
      Net buildings                        $  2,247,423


      Equipment & Fixtures                 $  7,312,127
           Less accumulated depreciation     (1,837,255)
                                           ------------
      Net Equipment & Fixtures             $  5,474,872

      Total Property & Equipment           $ 14,405,258
                                           ============

* Total Depreciation Expense for the nine months ended September 30, 2005 was $858,922.

** In April 2005 the Property Plant and Equipment account was reduced by approximately $5,000,000 due to the transfer of assets related to the Meritage construction project to the Cost and Earnings In Excess of Billings account.


NOTE 8 - CAPITAL LEASES
Property held under capital leases, included with property and equipment at September 30, 2005 consists of the following:

      Equipment                          $ 256,027
        Less: Accumulated depreciation     (54,454)
                                         ---------
      Equipment capital lease-net        $ 201,573

Capital lease obligations consist of the following at September 30, 2005:

      Non-cancelable leases, through 2008,         $ 1,601,569
          Secured by equipment
      Less: current portion of lease obligations      (328,903)
                                                   -----------
      Long-term capital lease obligations          $ 1,272,666

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 8 - CAPITAL LEASES (Continued)

The Company currently has two capital leases for cranes used in its rental operations. The first lease, dated February 3, 2004, with a finance company is for six cranes. The fixed monthly payment is $8,967 with the last payment due February 20, 2008. This lease is in the name of Airtek Safety. A sub-lease was executed between Airtek Safety Limited and Airtek Cranes Limited as the cranes are operated out of the Airtek Crane rental business.

The second lease, dated July 22, 2004 is for eight Acromet cranes. The monthly payments are $33,649 with the last payment due April 15, 2009.

NOTE 9 -  LOANS RECEIVABLE

On June 15, 2005, Azur entered into a loan agreement with one of its shareholders, whereby it loaned the shareholder $250,000 at 6% interest per annum. This loan is evidenced by a promissory note. The payment of principal and accrued interest shall be due and payable in full the earlier of: i) June 15, 2007; or ii)upon the distribution of any proceeds derived from any transaction concerning the property known as "Shell Landing Development" in Gautier, Mississippi, which is currently owned by Shell Landing Development II LLC, including any proceeds derived from the development or any other transaction regarding the Islands at Shell Landing (Shell Landing Development) or any other development (through any corporate entity) taking place at the property known as Shell Landing Development in Mississippi. All payments shall be first applied to accrued Interest and then the balance to the principal.

As security for the repayment of the loan, the shareholder granted Azur a security interest on 125,000 shares of Azur common stock held in the shareholder's name. This security interest is evidenced by a Pledge Agreement and Escrow Agreement dated June 15, 2005. The security interest shall be held until all payments of principal and interest have been paid to Azur.

NOTE 10- LONG TERM DEBT

Long term debt consists of the following:

Equity  Line of  credit  -Loan  is in the  name of a  partner.
Interest rate is variable (currently at 7.875%).  Loan secured
by Rio Vista property.                                            $     148,260

Mortgage  Payable  - First  Mortgage  in  name  of a  partner.
Interest is at a variable rate, currently 5.25%. Interest only is due monthly  until  November 1, 2012,  and the borrower has the  right to prepay  with no  penalty.  Maturity  date of the
mortgage is October 1, 2027                                           1,034,822

Mortgage  Payable - First  mortgage  secured  by 48  Hendricks property. Bank has a security interest in rents, leases, fixed asset and profits.  Interest is variable but can never be less
than 5 %. Current rate is 5.5 %. Payments are interest only           5,415,051

Note  Payable  to  finance   company,   monthly  payments  are
variable, including interest of 6.75%, collateralized by Grand
Shell Landing golf course property, due November 2009                 6,282,826

Note Payable to finance  company,  monthly  payments of $ 278,
including imputed interest of 7%, collateralized by equipment,            4,106
due October 2006

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 10- LONG TERM DEBT (Continued)

Note Payable to finance  company,  monthly  payments of $ 277,
including   imputed  interest  of  6.49%   collateralized   by
equipment, due May 2007                                                   5,142

Note payable to a finance company,  monthly payments of $ 814,
including   imputed   interest  of  6.75%,   collectivized  by
equipment, due October 2006                                               9,251

Note Payable to private investor, due on May 6, 2005 (extended to  January  1,  2006)  with  interest  payable  at  12%,  and
unsecured.                                                            3,000,000

Notes Payable to private investor with maturity date of August
14th, 2005 (extended to February 14, 2006)                              700,000

Notes Payable - various installment  obligations for crane and
safety equipment.                                                       761,064

Note  Payable  bearing  interest at 6% on  acquisition  of The
Grand Shell Landing Golf course to former owner.  Owner has an option to purchase  the  Company's  stock,  currently  held in escrow,  in lieu of payment of the note,  due on November  16,
2005 (the  note  was  paid  in full on  November  7,  2005).          1,070,811

Obligation  payable  for  acquisition  of Airtek  Safety  Ltd, non-interest-bearing , secured by common stock held in escrow, due on August 24, 2005  (extended to February 24,  2006).  The shareholders  of Airtek can choose to accept  common  stock in
lieu of cash payment.                                                10,974,000

Note  Payable to private  investor,  due May 31, 2006 with 18%
interest.                                                               840,000

Note  Payable to private  investor,  due  September  30, 2005,
bearing 12% interest (extended to March 8, 2006).                       100,000

Convertible   Debenture  to  investment  company  bearing  12%
interest, due on June 1, 2006                                           700,000

Convertible   Debenture  to  private   investor   bearing  12%
interest, due on June 1, 2006                                           300,000

Note  Payable to private  investor,  due  November  30,  2005,
bearing monthly interest at a rate of 1%                                300,000

Note  Payable  to  private  investor,  due  November  4, 2005, bearing monthly  interest at a rate of 1.5% (the note was paid
in full on November 7, 2005)                                             50,000


Note Payable to private  investor,  executed on September  27,
2005, due the earlier of (a) sale of Rio Vista property or (b)
receipt of potential  raise, no interest  unless  principal is not  repaid  within 180 days of  execution,  in which case the
rate  shall  be 14% per  year   (the  note was paid in full on
November 7, 2005)                                                       250,000

Note Payable to private investor, executed on August 19, 2005, with a  maturity  date of  September  1,  2005.  (The  $55,000 reflects the remaining balance of the $100,000 note) (the note
was paid in full on November 7, 2005)                                    55,000

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 10- LONG TERM DEBT (Continued)

Note Payable to a Director of the Company,  due on October 28,
2005,  non-interest  bearing   (the  note  was paid in full on
November 7, 2005)                                                        15,000

Note Payable to a Director of the Company,  due on November 4,
2005,  non-interest  bearing   (the  note  was paid in full on
November 7, 2005)                                                        15,000

Note Payable to a Director of the Company, due on November 15,
2005,  non-interest  bearing  (the  note  was  paid in full on
November 7, 2005).                                                       20,000

Note Payable to private investor,  due on February 1, 2006, 1%
monthly interest.                                                        10,000
                                                                  -------------

Total obligations                                                 $  32,060,333
      Less: Short-term portion                                      (19,341,128)
                                                                  -------------
Long-term maturities                                              $  12,712,205
                                                                  =============


A. MATURITIES ON LONG-TERM OBLIGATIONS:

2005                  $  1,706,064
2006                    22,039,051
2007                     1,481,064
2008                     1,903,082
Thereafter               4,931,072

B. EXTENTIONS OF NOTES PAYABLE:

On August 14, 2005 the private investor who loaned the Company $700,000 on February 14, 2005, executed a First Addendum to the Promissory Note whereby he agreed to extend the maturity date on the Promissory Note from August 14, 2005 to February 14, 2006.

The private investor who loaned the Company $100,000 on March 8, 2005, signed an Addendum to the Promissory Note extending the due date of said note for 6 months from September 30, 2005 to March 8, 2006. The addendum was executed on October 5, 2005 (see Note 18-B).

C . NOTE PAYABLE TO PRIVATE INVESTOR

On August 4, 2005 the Company executed a three-month Promissory Note in the amount of $50,000 with a private investor. The note has a maturity date of November 4, 2005 and carries a monthly interest rate of 1.5%. All interest is due at maturity, along with a brokerage fee of $2,750. This obligation was paid on November 7, 2005 (see Note 18-H).

D.  NOTE PAYABLE TO PRIVATE INVESTOR

On August 30, 2005 the Company executed a convertible note in the amount of $300,000 with a private investor. The note, which has a maturity date of November 30, 2005, carries a monthly interest rate of 1%, which must be paid monthly in arrears. The note carries a financing fee of $30,000, which was paid from the proceeds of the note. As additional consideration for the loan, the Company issued 50,000 shares of its common stock to the lender. The lender has the right to convert the principal amount of the loan into 600,000 shares of the Company's stock during the term of the note.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 10- LONG TERM DEBT (Continued)

E. NOTE PAYABLE TO PRIVATE INVESTOR

On September 27, 2005, the Company executed a Promissory Note with a private investor, in the amount of $250,000. The note has maturity date equal to the earlier of: (a) the sale of the Rio Vista property or (b) receipt of pending money raise. There is a financing fee associated with the note, equal to $25,000 if the principal is paid within 90 days from the execution date, or $50,000 if the principal is paid after 90 days from the execution date. As consideration for the note, the Company shall issue 250,000 restricted shares of stock. This obligation was paid on November 7, 2005 (see Note 18-H).

F. NOTE PAYBLE TO A DIRECTOR

On August 4, 2005, a Director of the Company loaned Azur $15,000, which was evidenced by a 3 month Promissory Note due on November 4, 2005. As consideration for the loan, the Company issued 15,000 restricted shares, valued at $.01 per share, in the name of the Director. This obligation was paid on November 7, 2005 (see Note 18-H).

G. NOTE PAYBLE TO A DIRECTOR

On August 15, 2005,  a Director of the Company  loaned Azur  $20,000,  which was evidenced by a 3 month Promissory Note due on November 15, 2005. As consideration for the loan, the Company issued 20,000 restricted shares, valued at $.01 per share, in the name of the Director. This obligation was paid on November 7, 2005 (see Note 18-H).

H. NOTE PAYABLE TO A PRIVATE INVESTOR

On August 19, 2005, the Company executed a Promissory Note with a private investor, in the amount of $100,000. The note had a maturity date of September 1, 2005 and carried a $10,000 loan fee. The Company made a $45,000 payment towards this note in September, 2005, leaving an outstanding balance of $55,000. This balance on this obligation was paid on November 7, 2005 (see Note 18-H).

I. NOTE PAYABLE TO A DIRECTOR

On September 28, 2005, a Director of the Company loaned Azur $15,000, which was evidenced by a Promissory Note due on October 28, 2005. This obligation was paid on November 7, 2005 (see Note 18-H).

J. NOTE PAYABLE TO A PRIVATE INVESTOR

On September 30, 2005, the Company executed a Promissory Note with a private investor, in the amount of $10,000. The maturity date of the note is the earlier of (a) the sale of the Rio Vista property or (b) February 1, 2006 if the Rio Vista property is not under contract for sale by December 31, 2005. The accrued interest is due, along with the principal, at maturity. As additional consideration for the note, Azur issued the lender 10,000 restricted shares of stock.


NOTE 11 - LOAN ACQUISITION COSTS

Loan acquisition costs consist of the following:

      The Grand Shell Landing                 $ 180,038
      Rio Vista, LLC mortgage                    10,350
      48 Hendricks, LLC                         124,582
      Other                                      62,491
                                              ---------
                                                377,461
      Less Accumulated Amortization            (111,171)
                                              ---------
               Total Loan Acquisition Costs   $ 266,290
                                              =========

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 11 - LOAN ACQUISITION COSTS (Continued)

Loan costs are amortized as follows:

         The Grand Shell Landing            60 months
         Rio Vista, LLC                    120 months
         48 Hendricks, LLC                  35 months

Amortization  Expense  for the nine months  ended  September  30,  2005  totaled
$49,427


NOTE 12 - INVESTMENT ON LAND PURCHASE

On May 5, 2005, the Company entered into an agreement to acquire up to 80% of the land surrounding the Grand Shell Landing Golf Course in Mississippi. The Company has invested a total of $1,300,309 in said land. The acquisition was consummated on November 3, 2005 (see Note 18-I).


NOTE 13 - ASSIGNMENT OF INTEREST

On May 18, 2005, Azur Development Corp., a wholly owned subsidiary of Azur assigned its interest in 48 Hendricks LLC to Azur, for business and financing purposes.


NOTE 14 - ACQUISITION OF AIRTEK SAFETY LTD.

On February 24, 2005, the Company acquired 100% of the outstanding shares of Airtek Safety Limited (a United Kingdom corporation). Pursuant to the purchase agreement with the shareholders of Airtek, Azur has agreed to pay 6.1 million pounds (approximately $11,224,000) on August 24, 2005 (which date was subsequently extended to February 24, 2006 pursuant to the addendum referred to in the next paragraph). The shareholders have the option to acquire an aggregate of 3,741,333 shares of common stock in lieu of cash payment due. The shares of Airtek are being held in escrow pending payment of the purchase consideration. In the event that the Company defaults on its obligation, the agreement will be rescinded and the escrowed shares will be returned to the Airtek shareholders.

On August 9, 2005, the Company and the shareholders of Airtek Safety Limited signed the First Addendum to the Agreement for the Sale and Purchase of the Entire Issued Share Capital of Airtek Safety Limited. The addendum extended the "Deferred Payment Date" in the initial agreement to six months from August 24, 2005, making the new due date February 24, 2006. As part of the addendum, the Company shall pay the following "Installment Payments": $250,000 on September 24, 2005 , and $75,000 each subsequent month on October 24th, 2005, November 24th, 2005, December 24, 2005 and January 24, 2006. The first payments of $250,000 and $75,000 were made on September 29, 2005 and November 7, 2005, respectively. The Installment Payments shall be distributed to the sellers in their respective percentages. The Installment Payments shall reduce the total purchase price accordingly, and the Consideration Shares held by the escrow agent shall be reduced and returned to the Company as follows: 83,000 shares on September 24, 2005, and 25,000 shares upon each subsequent installment payment.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 15 - GOODWILL

Goodwill was calculated by analyzing the difference between the purchase price of each of Airtek Safety Limited, Azur Development Corp., and New Harvest and the consolidated net asset value of each company at acquisition. At September 30, 2005, the Company has recorded on its balance sheet goodwill from these three acquisitions as follows:

Azur Development Corp.     $   152,172  (Note 1-A)
Airtek Safety Limited        9,170,674  (Note 14)
New Harvest                    549,947  (Note 1-A)
                           -----------
       Total               $ 9,872,793
                           -----------

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

Real Estate Development consists of the development and sale of a luxury condominium project located in Ft Lauderdale, Florida. Construction on the project, which commenced in March of 2005, and has an expected completion date of May 2006, includes a total of sixteen units, which have been 80% pre-sold as of September 30, 2005. This segment also includes the Company's 25% investment in Victoria Green, LLC, a development project consisting of 24 town homes in the Ft. Lauderdale area.

Grand Shell Landing is an eighteen-hole golf course and club house located in Gautier, Mississippi. Surrounding the golf course is land designated for single-family home sites and multi-family condominium projects. The Company owns the golf course and club house and has entered into a co-ownership agreement for specific residential and commercial development projects where the Company previously held an equity interest.

Airtek consists of a crane and a constructions safety equipment rental business. Airtek is located in Hampshire, England and conducts the majority of its operations within the United Kingdom.

The following table presents information about reported segment profit or loss and segment assets for the period ended September 30, 2005:

                                            Real Estate       Grand Shell     Airtek Safety
                                            Development         Landing           Ltd.          All Other        Totals
---------------------------------------- ------------------ ---------------- ---------------- -------------- ---------------
Total Revenue                                    6,091,168        2,139,649        9,503,785             --      17,734,602
---------------------------------------- ------------------ ---------------- ---------------- -------------- ---------------
Depreciation and Amortization                       21,645          375,898          505,304          5,503         908,350
---------------------------------------- ------------------ ---------------- ---------------- -------------- ---------------
Net income (loss) before other income            1,407,026          222,509        1,004,529     (2,579,531)       (464,863)
and expense
---------------------------------------- ------------------ ---------------- ---------------- -------------- ---------------
Interest Expense                                        --          343,842           77,617        392,423         813,882
---------------------------------------- ------------------ ---------------- ---------------- -------------- ---------------
Non-controlling interest in subsidiary            (520,599)                         (277,418)       113,890        (684,127)
---------------------------------------- ------------------ ---------------- ---------------- -------------- ---------------
Provision for income taxes                                                           188,795                        188,795
---------------------------------------- ------------------ ---------------- ---------------- -------------- ---------------

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

                                            Real Estate       Grand Shell     Airtek Safety
                                            Development         Landing           Ltd.          All Other        Totals
---------------------------------------- ------------------ ---------------- ---------------- -------------- ---------------
Net income (loss)                                  886,426         (120,447)         614,814     (3,389,128)     (2,008,335)
---------------------------------------- ------------------ ---------------- ---------------- -------------- ---------------
Other significant non-cash items:
---------------------------------------- ------------------ ---------------- ---------------- -------------- ---------------
Cost in excess of billings on                    9,996,913
long-term contracts
---------------------------------------- ------------------ ---------------- ---------------- -------------- ---------------
Forgiveness of debt                                                                  152,423
---------------------------------------- ------------------ ---------------- ---------------- -------------- ---------------
Segment Assets                                  12,991,367        8,326,541        8,744,645     13,333,239      43,395,792
---------------------------------------- ------------------ ---------------- ---------------- -------------- ---------------
Expenditures for segment assets                         --

The "Other" category includes the following:

      o Expenses associated with Rio Vista, a property which is 53% owned by the Company

      o     Expenses   associated   with  Azur  Shell  Landing   Development  in
            Mississippi

      o     Corporate overhead

      o     Expenses associated with New Harvest

The following table details the reportable segment assets included in the "Other" category as of September 30, 2005, and how they are combined into consolidated totals presented in the financial statements of the Company.

                                            Rio Vista      Azur Development    Azur Shell
                                            Property                          Landing Dev.      Azur Int.        Totals
--------------------------------------- ------------------ ----------------- ---------------- -------------- ---------------
Single-family home owned                        1,505,701                                                         1,505,701
by the Company
--------------------------------------- ------------------ ----------------- ---------------- -------------- ---------------
Goodwill                                               --                                         9,872,793       9,872,793
--------------------------------------- ------------------ ----------------- ---------------- -------------- ---------------
Other*                                                              240,000        1,378,549        336,196       1,954,745
--------------------------------------- ------------------ ----------------- ---------------- -------------- ---------------
Total                                           1,505,701           240,000        1,378,549     10,208,987      13,333,239
--------------------------------------- ------------------ ----------------- ---------------- -------------- ---------------

The Rio Vista Property category is a single family home in the Las Olas section of Ft Lauderdale, which was purchased for resale purposes and is currently listed with a broker. The Goodwill pertains to the acquisition of three subsidiaries, as detailed in Note 15. The last category called "other" consists of:

*Other consists of the following:

      o Azur Development - 3% investment in the Place des Arts condominium project.

      o Azur Shell Landing Development - Investment in the purchase of land in Mississippi

      o     Azur  -  Cash  balances,   office  furniture  and  equipment,   loan
            receivable (Note 9), security deposits, and other deposits.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 17 - HURRICANE KATRINA IN MISSISSIPPI

On the August 29 - 30 of 2005, the state of Mississippi was affected by Hurricane Katrina. Shell Landing Golf Course which is located in Gautier, Mississippi was impacted by this hurricane. No significant structural damage has occurred, mostly due to the high elevation of the land pertaining to the golf course. There was loss of power to the area, which resumed on September 2, 2005. Although the golf course resumed operations on September 23, we have experienced a reduction in revenues from the golf course in the short term as a result of the hurricane. The insurance company has been contacted and the claims have been submitted with respect to economic loss and any damage that may have occurred to the golf course and any related property.


NOTE 18 - COMMITMENTS & SUBSEQUENT EVENTS

      A. On October 5, 2005, the Company signed a Promissory Note from a private investor, in the amount of $10,000, bearing 1% interest monthly. The maturity date of the note is the earlier of (a) the sale of the Rio Vista property or (b) February 1, 2006 if the Rio Vista property is not under contract for sale by December 31, 2005. The accrued interest is due, along with the principal, at maturity. As additional consideration for the note, Azur issued the lender 20,000 restricted shares of stock.

      B. On October 5, 2005, the Company executed a First Addendum to the Promissory Note for $100,000 payable to a private investor, which extended the due date of said note to March 8, 2006. An extension fee shall be paid equivalent to 40,000 restricted shares of the Company's stock.

      C. On October 5, 2005, the Company signed a Promissory Note to a private investor, in the amount of $10,000, bearing 1% interest monthly. The maturity date of the note is the earlier of (a) the sale of the Rio Vista property or (b) February 1, 2006 if the Rio Vista property is not under contract for sale by December 31, 2005. The accrued interest is due, along with the principal, at maturity. As additional consideration for the note, Azur issued the lender 10,000 restricted shares of stock.

      D. On October 6, 2005, the Company signed a Promissory Note from a private investor, in the amount of $10,000, bearing 1% interest monthly. The maturity date of the note is the earlier of (a) the sale of the Rio Vista property or (b) February 1, 2006 if the Rio Vista property is not under contract for sale by December 31, 2005. The accrued interest is due, along with the principal, at maturity. As additional consideration For the note, Azur issued the lender 20,000 restricted shares of stock.

      E. On October 7, 2005, the Company signed a Promissory Note from a private investor, in the amount of $30,000, bearing 1% interest monthly. The maturity date of the note is the earlier of (a) the sale of the Rio Vista property or (b) February 1, 2006 if the Rio Vista property is not under contract for sale by December 31, 2005. The accrued interest is due, along with the principal, at maturity. As for consideration for the note, Azur shall issue the lender 30,000 restricted shares of stock.

      F. On November 1, 2005, the Company signed a Promissory Note from a private investor, in the amount of $30,000, bearing 1% interest monthly. The maturity date of the note is the earlier of (a) the sale of the Rio Vista property or (b) February 1, 2006 if the Rio Vista property is not under contract for sale by December 31, 2005. The accrued interest is due, along with the principal, at maturity. As additional consideration for the note, Azur issued the lender 30,000 restricted shares of stock.

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 18 - COMMITMENTS & SUBSEQUENT EVENTS (Continued)

      G. On November 4, 2005, the Company signed a Promissory Note from a private investor, in the amount of $30,000, bearing 1% interest monthly. The maturity date of the note is the earlier of (a) the sale of the Rio Vista property or (b) February 1, 2006 if the Rio Vista property is not under contract for sale by December 31, 2005. The accrued interest is due, along with the principal, at maturity. As additional consideration for the note, Azur issued the lender 30,000 restricted shares of stock.

      H. On November 7, 2005, the Company made payments on the following obligations:

            1. Note Payable to a private investor, dated August 4, 2005 for $50,000

            2. Note Payable to a private investor, dated September 27, 2005 for $250,000

            3. Note Payable to a Director of the Company, dated August 4, 2005, for $15,000.

            4. Note Payable to a Director of the Company, dated August 15, 2005, for $20,000.

            5. Note Payable to a Director of the Company, dated September 28, 2005 for $15,000.

            6. Note Payable to former owner of The Grand Shell Landing Golf Course, representing final payment on the purchase of the golf course of $1,070,811.

            7. Note Payable to a private investor, dated August 19, 2005 of $100,000. (the balance of $55,000 was paid in full).

      I.    On October 31,  2005 Azur  International,  Inc.  (the  "Company"  or
            "Azur") entered in a Co-Ownership Agreement (the "Co-Ownership Agreement") with Azur-Shell Landing Development II, LLC, a Mississippi limited liability company ("ASLD II"), and Azur Shell Landing Resort, Inc., a Mississippi corporation ("ASLR"). ASLD II is owned 50% by Crawford Family Limited Partnership, a Mississippi limited partnership ("Crawford") and Naranjo Family Limited Partnership, a Florida limited partnership ("Naranjo"). The Co-Ownership Agreement replaced the agreement entered into by the Company on May 5, 2005 with respect to Shell Landing Development. As of October 31, 2005 ASLR was a wholly owned subsidiary of the Company. The Co-Ownership Agreement was consummated on November 3, 2005.

            ASLD II owns five (5) parcels of land in Gautier, Mississippi (the "Property") with an as is undeveloped appraised value of $19,170,000. The land is contiguous to the Shell Landing Golf Course owned by The Grand Shell Landing, a wholly owned subsidiary of the Company. Pursuant to the Co-Ownership Agreement, ASLD II conveyed to ASLR a 95% undivided tenants-in-common interest in the Property for the following consideration:

            At the closing on November 3, 2005 ASLR paid to Naranjo $1,000,000 in cash, issued to Naranjo a promissory note in the principal amount of $250,000 and agreed that until Naranjo shall have received payments in an aggregate amount of $16,000,000 as a result of ASLD II's 5% undivided tenants-in-common interest the property, Naranjo shall receive directly and within 5 business days of each closing, 5% of the revenue derived from the sale of developed property, sale of land, lease or rental of any or all of the Property or any interest therein before closing costs, commissions or other expenses paid in connection therewith and certain minimum cumulative payments whether or not sales or rentals of the Property have been made. In addition, Azur issued to Naranjo an aggregate of 5,000,000 shares of Azur common stock.

            At the closing ASLR also paid to Crawford $250,000 in cash, issued to Crawford a promissory note in the principal amount of $1,460,000 (which amount includes unpaid salary to Carl Crawford from February 1, 2005 to September 30, 2005 of $210,000) and agreed that Crawford shall receive in perpetuity 5% of all gross proceeds received by ASLR or any of its subsidiaries from sales of land from the Property. In addition, pursuant to the Co-Ownership Agreement ASLR paid to Shell Landing Golf, L.L.C. ("Shell Golf"), the entire outstanding principal balance and accrued interest of the Purchase Money Promissory Note, dated November 17, 2004 from Grand Shell and Carl Crawford to the order of Shell Golf, which outstanding principal amount and accrued interest was $1,136,000 when paid. In addition, Azur issued to Crawford an aggregate of 5,000,000 shares of Azur common stock and ASLR issued to Carl Crawford as further consideration a number of shares of ASLR common stock such that after the issuance Carl Crawford owns 25% of the outstanding shares

                     AZUR INTERNATIONAL, INC. & SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 18 - COMMITMENTS & SUBSEQUENT EVENTS (continued)

            of common stock of ASLR and Azur owns the remaining 75%. Also, Carl Crawford entered into an employment agreement with the Company under which he agreed to serve as a director and President of each of ASLR and Grand Shell for a three year term (subject to extension for additional one year periods if not terminated by either party) at a salary of $360,000 per annum plus additional benefits.

            Simultaneously with the closing of the Co-Ownership Agreement, the Company, ASLR, Grand Shell and ASLD II (collectively, the "Borrowers") entered into and consummated a loan agreement and certain additional agreements and instruments, including promissory notes and a deed of trust, with or in favor of Omicron Master Trust and certain other investors (collectively, the "Investors") pursuant to which the Investors loaned to the Borrowers an aggregate of $6,000,000.

            The loans are secured by a second lien on the Property in favor of the Investors and a second lien on a 63% membership interest owned by the Company in 48 Hendricks, LLC a Florida limited liability company which owns certain property in Fort Lauderdale, Florida. The notes issued to the Investors bear interest as follows: until the aggregate principal amount of the notes has been reduced to $3 million, the Borrowers shall pay to the Investors an aggregate of $70,000 per month in interest. Thereafter, the outstanding principal balance of the notes shall bear interest at the rate of 14% per annum. At closing, the Borrowers deposited $840,000 in a deposit control account for the benefit of the Investors to secure the payment (including interest) and performance of the Borrowers' obligations under notes.

            The loans mature on the third anniversary of the closing. Commencing April 1, 2006 and each month thereafter until the loan is repaid the Borrowers shall be required to make to the Investors principal payments in the aggregate amount of $200,400. In addition, the Borrowers are obligated to make certain prepayments of principal upon the sales of lots and other portions of the Property and upon the sale of the property owned by 48 Hendricks, LLC. The notes were guaranteed by the Company and certain of its subsidiaries.

            As additional consideration for the making of the loans, the Company issued to the Investors an aggregate of 10 million shares of Azur common stock and five-year warrants to purchase an additional 10 million shares of Azur common stock for a price of $.50 per share. The Company also granted certain registration rights to the Investors regarding the Azur common stock issued to the Investors.

NOTE 19 - GOING CONCERN

Although the management of the Company has a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future, the Company adopts the going concern basis in preparing these financial statements. The Company has accumulated losses amounting to $4,716,992 and a negative working capital position of $9,504,284. The year to date loss was $2,008,335 as of September 30, 2005. Notwithstanding the foregoing, 55% of the Company's debt is convertible into shares of the Company. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company's shareholders, and ultimately to obtain successful operations.

NOTE 20 - CONTINGENCIES

The Company is subject to substantial risks due to the following contingencies:

      A. As a result of Hurricane Katrina, the Company's golf course business, has experienced reduced operations, thus resulting in negative cash flows.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Azur is a diversified real estate development company with operations in the United States and the United Kingdom. Our lines of business include real estate development and operation, and the sale and rental of capital equipment to the construction industry. The year 2004 was Azur's initial year of significant operations.

In 2004 we made initial acquisitions of interests in real estate properties and development projects that now comprise our real estate activities. These acquisitions, included among other things, interests in the Place des Arts and Meritage condominium development projects, and the Grand Shell Landing Golf Course.

In February, 2005, we acquired Airtek Safety Limited which is a crane and safety equipment rental company located in the U.K. Airtek provides us with diversified revenue streams related to construction, and a U.K. - based management team to lead planned efforts to expand our real estate development activities to the United Kingdom and Europe.

We commenced development activity on the Meritage condominium project in Ft. Lauderdale, Florida on March 23, 2005. The project is expected to be completed during the first quarter of 2006.

In June, 2005, pursuant to a Stock Purchase Agreement between HVST Acquisition Corporation and Azur International, Inc, we acquired 50.4% of the outstanding common stock of New Harvest Capital Corporation.

In September, 2005 we purchased a 25% interest in Victoria Green, LLC, a development project for 24 town homes in Ft. Lauderdale, Florida.

While the analysis below addresses the 2004 financials, the focus of discussion is the current period results, since they are more representative of the Company's operations and financial standing.


Results of Operations

Quarter Ended and Nine Months Ended September 30, 2005 versus Quarter Ended and Nine Months Ended September 30, 2004

Revenue and Gross Profit

For the quarter ended September 30, 2005, the Company achieved revenues of $6,120,729, versus $55,983 during the same period in 2004. The current period revenues, which were mostly the result of current acquisitions, included $1,803,858 in crane rentals and related income, $1,533,144 from the sale and rental of safety equipment and related consulting services, $2,433,929 in revenues from construction operations, and $349,789 in sales from golf course operations. For the quarter ended September 30, 2004, revenues of $55,983 were comprised solely of rental income from the Meritage and Rio Vista properties.

We determine our earnings from construction using the percentage of completion method, under which earnings are recognized in proportion to the total earnings anticipated from a contract which the cost of the work completed bears to the estimated total cost of the work covered by the contract. For the quarter ended September 30, 2005, the percentage of completion used was an additional 15% from the second quarter, which accounted for $2,433,929 in revenues. The percentage of completion used for the nine months ended September 30, 2005 was 44%, which accounted for $6,084,521 in revenues. There were no revenues from construction projects during the quarter ended September 30, 2004.

Crane rentals, which are priced on a weekly basis, totaled $1,500,494 for the quarter ended September 30, 2005, which accounted for 83% of the total revenues in the cranes business. Additional revenues come from transportation and set up charges, training, hire of ancillary equipment and operators, and totaled $303,364 during the third quarter of 2005. Safety equipment is offered for outright sale as well as rent, with rentals priced on a day-rate basis. During quarter ended September 30, 2005, rentals accounted for 70% of the safety equipment business at $1,078,863 while sales of $458,281 made up the remaining 30%. There were no revenues from crane and safety rentals and sales during the quarter ended September 30, 2004, since the Airtek acquisition took place in 2005.

Golf course revenues are primarily derived from daily green fees at The Grand Shell Landing Golf Club. During the quarter ended September 30, 2005, $290,163 was derived from green fees. Additional revenues of $59,636 came from sales of clothing, equipment, food, and beverages at the retail facilities in the Shell Landing clubhouse. There were no golf course revenues during the same period in 2004 as this acquisition took place during the fourth quarter of 2004.

For the nine months ended September 30, 2005, the Company achieved revenues of $17,734,602 which included $4,906,312 in crane rentals and related income, $4,597,473 from the sale and rental of safety equipment and related consulting services, $2,139,649 in sales from golf course operations, and $6,091,168 in revenues from construction operations. During the same period in 2004, the Company had rental income of $124,394.

Cost of Sales

Cost of sales for the quarter ended September 30, 2005 were $1,868,370 and were comprised $1,011,465 in costs relating to crane rentals, $800,573 in safety equipment-related production costs and $56,312 in inventory costs for retail items sold at the golf course club house. Additionally, there were $1,711,196 in construction operating expenses recognized under the percentage of completion. For the quarter ended September 30, 2004 there were no costs of sales reported.

In crane rentals, the cost of sales are comprised primarily of rental payments to Arcomet, from whom we lease cranes, and direct labor costs. In safety equipment the cost of sales include the cost of actual equipment sold, in the case of sales, and in the case of the rental business the costs are largely direct labor.

The cost of sales for the golf course business is comprised entirely of inventory costs for equipment, clothing, food, and beverages.

The construction operating expenses are mostly comprised of payments to the construction company, A.V.I. Contractors, Inc. for labor and materials expenses, as well costs for licenses and permits, engineering and architect fees, and developer fees.

Cost of sales for the nine months ended September 30, 2005 were $5,057,613 and were comprised of $4,802,800 in costs relating to crane rentals and safety equipment-related production costs, and $254,813 in inventory costs for retail items sold at the golf course club house. Also, there were $4,277,778 in construction operating expenses related to the Meritage construction project.
For the nine months ended September 30, 2004 there were no costs of sales reported.

General and Administrative

General and administrative expenses were $2,833,742 for the quarter ended September 30, 2005 and were comprised primarily of: crane and safety equipment rental and sales expenses of $1,261,798, golf-related expenses of $406,878, construction related expenses of $139,534 and corporate overhead and real-estate related expenses of $1,025,532. During the same period in 2004, general and administrative expenses totaled $417,577, and were mostly comprised of corporate overhead.

During the nine months ended September 30, 2005, general and administrative expenses totaled $7,955,723 and were comprised of: crane and safety equipment rental and sales expenses of $3,191,152, golf-related expenses of $1,286,429, construction related expenses of $384,718 and corporate overhead and real estate-related expenses of $3,093,424. During the same period in 2004, general and administrative expenses totaled $1,167,152, and were mostly comprised of corporate overhead.

Interest Expense

Interest expense for the quarter ended September 30, 2005 totaled $371,224 compared to $111,256 in 2004. The increase is due to various loan instruments associated with the purchase of real property, leased equipment, as well as funds borrowed to finance daily operations. For the nine months ended September 30, 2005, interest expense was $813,882, compared to $226,779 during the same period in 2004.

Net Loss

For the quarter ended September 30, 2005, the Company had net losses of $997,001, compared to $474,461 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, net losses were $2,008,335 compared to $1,276,984 in 2004. These results reflect the early stage of our business operations, as costs are being incurred in connection with acquisition activities and to create management infrastructure, and as pre-development expenses are paid in connection with new real estate development projects.

Liquidity and Capital Resources

At September 30, 2005 we had a net working capital deficit of $9,504,284 compared to working capital deficit of $786,396 at September 30, 2004. The increase in the working capital deficit is primarily attributed to current portion of notes and mortgages payable which come due on or before September 30, 2006, including notes payable of $10,974,000 to former Airtek shareholders in connection with our acquisition of Airtek Safety Limited which will come due on February 24, 2006. According to the terms of our purchase agreement, we are not allowed to transfer any cash from the Airtek operation to the parent company or to any affiliates prior to the complete satisfaction of these notes payable. Please refer to the schedule of maturities shown below for additional details regarding the maturities of our long-term debt.

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

We have identified numerous real estate development opportunities, which, in our opinion offer attractive growth and profit potential, based on the risks involved. However, our expectations for growth in the real estate development business are entirely dependent on our ability to raise additional capital. We are currently seeking a total of approximately $60 million in additional capital from potential equity partners and from conventional construction lenders to finance the construction of The Islands at Shell Landing, a 200 unit condominium project located adjacent to the club house at The Grand Shell Landing Golf Course. We are also seeking to raise approximately $6 million in a form yet to be determined in order to provide necessary working capital for operations and to finance, among other things, the purchase of additional land adjacent to The Grand Shell Landing Golf Course. Currently, there remains significant interest in gulf coast real estate among the investment community. However, our ability to raise the funds we need in order to pursue these opportunities is not assured and may become more difficult if interest rates continue to rise, if a major natural disaster were to hit the area, or if investors begin to perceive real estate prices to have risen beyond the point where attractive future returns are possible.

Discussion of Certain Current Assets and Liabilities

Accounts receivable

Our accounts receivable at September 30, 2005 amounted to $2,859,171 which was comprised primarily of trade receivables as follows: $2,809,097 in the safety equipment and crane rental businesses, and $50,074 from the golf course business. There were no accounts receivable as of September 30, 2004.

Inventory

At September 30, 2005, our inventory was $515,851 which consisted primarily of $433,372 in parts and components related to the rental of cranes and safety equipment, and $82,479 in apparel and equipment held in stock in our golf course occupations. There was no balance on inventory as of September 30, 2004.

Prepaid expense

At September 30, 2005 our prepaid expenses totaled $291,076, which consisted of $129,868 of prepaid insurance, prepaid property taxes, and employee advances related to the golf course business, $126,879 of prepaid expenses from the crane and safety equipment businesses, and $34,329 in escrow for property taxes on the Rio Vista property. At September 30, 2004, there was a balance of $3,060 in prepaid expenses, which was mostly office rent prepaid.

Other receivables

At September 30, 2005, other receivables totaled $233,050 which consisted primarily of miscellaneous accounts receivables from the crane and safety equipment businesses, including advances to employees of $1,063, advances to shareholders of $173,509, deposits of $38,036, miscellaneous receivables of $10,442 and promissory note receivable of $10,000. In September 30, 2004, there was $340,978 in other receivables.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

At September 30, 2005, the Company had $9,996,913 in costs and estimated earnings in excess of billing on uncompleted contracts for the Meritage construction project. Construction on the project began on March 23, 2005 and is expected to be completed by May 2006. At September 30, 2004 there were no costs and estimated earnings in excess of billings on uncompleted contracts.

Accounts Payable

Accounts payable and accrued expenses at September 30, 2005 were $3,778,369 and consisted primarily of $1,765,055 of trade payables, $1,252,197 of accrued general and administrative expenses, and $761,117 of bank overdrafts related to the crane and safety equipment business. At September 30, 2004 there were no accounts payable and accrued expenses.

Analysis of Cash Flow

Cash flow used in operations

Cash used in operations totaled $5,703,242 comprised primarily of our net loss of approximately $2,088,335 plus an increase in accounts receivable of $391,620, a decrease in inventory of $552,762, a decrease in prepaid expenses and security deposits of $62,260 and decrease in other receivables of $53,717, an increase of other assets of $312,491 a decrease in deferred taxes of $18,349, an increase in other current liabilities of $128,750, and an increase in accounts payable and accruals of $1,200,873. The Company also issued a total of $191,992 in stock as payment for loan fees and services.

Cash flow used in investing activities

Cash used in investing activities totaled $3,102,403. As described previously, we are in the beginning phases of our real estate development operations and as such we currently require significant amounts of cash to fund acquisitions of property for development. In connection with these efforts we entered a purchase contract for undeveloped land that adjoins the Grand Shell Landing Golf Course which required a cash deposit of approximately $1,300,309. Other uses of cash in investing activities included cash paid to acquire Harvest Corporation of approximately $410,445, installment of $250,000 in the acquisition of Airtek, and the purchase of additional fixed assets, primarily equipment in our Airtek subsidiary, of approximately $1,122,812.

Cash flow from financing activities

Our financing activities provided net cash of $8,231,633. This cash was raised principally in the form of net new debt of approximately, $8,158,248 and from deposits received in connection with the pre-sale of condominiums. As of September 30, 2005 we have received total condominium deposits of $2,741,055. The total amount of deposits reflected as a source of cash of approximately $1,244,000 is limited to the amount by which total deposits received exceed the legally-stipulated amount to be held in escrow. Below are additional details with respect to our debt financing at September 30, 2005.

        ,                            DUE IN
                                     LESS          DUE         DUE
                                     THAN 1        IN 1-3      AFTER 4
        OBLIGATION                   YEAR          YEARS       YEARS
        ------------------------------------------------------------------
        Notes Payable                $ 19,192,868  $ 2,373,082 $ 3,896,250
        Mortgages                         148,260    5,415,051   1,034,822
                                     ------------ ------------ -----------
        Total cash obligations       $ 19,341,128  $ 7,788,133 $ 4,931,072


Equity  Line of  credit  -Loan  is in the  name of a  partner.
Interest rate is variable (currently at 7.875 %). Loan secured
by Rio Vista property.                                                  148,260

Mortgage  Payable  - First  Mortgage  in  name  of a  partner.
Interest is at a variable rate, currently 5.25%. Interest only is due monthly  until  November 1, 2012,  and the borrower has the  right to prepay  with no  penalty.  Maturity  date of the
mortgage is October 1, 2027                                           1,034,822

Mortgage  Payable - First  mortgage  secured  by 48  Hendricks property.  Bank has a Secured interest in rents, leases, fixed asset and profits.  Interest is variable but can never be less
than 5 %.  Current rate is 5.5 %.  Payments are interest  only        5,415,051

Note  Payable  to  finance   company,   monthly  payments  are
variable, including interest of 6.75%, collateralized by Grand
Shell  Landing  golf  course   property,   due  November  2009        6,282,826

Note Payable to finance  company,  monthly  payments of $ 278, including imputed interest of 7%, collateralized by equipment,
due October 2006                                                          4,106

Note Payable to finance  company,  monthly  payments of $ 277,
including   imputed  interest  of  6.49%   collateralized   by
equipment, due May 2007                                                   5,142

Note payable to a finance company,  monthly payments of $ 814,
including   imputed   interest  of  6.75%,   collectivized  by
equipment, due October 2006                                               9,251

Note  Payable to private  investor,  due  January 1, 2006 with
interest payable at 12%, and unsecured.                               3,000,000

Notes Payable to private investor with maturity date of August
14, 2005 (the maturity date was extended to February 14, 2006)          700,000

Notes Payable - various installment  obligations for crane and
safety equipment.                                                       731,064

Note  Payable  bearing  interest at 6% on  acquisition  of The
Grand Shell Landing Golf course to former owner.  Owner has an option to purchase  the  Company's  stock,  currently  held in escrow,  in lieu of payment of the note,  due on November  16,
2005 (the  note  was  paid  in  full on  November  7,  2006).         1,070,811

Obligation  payable  for  acquisition  of Airtek  Safety  Ltd, non-interest-bearing , secured by common stock held in escrow, due on August 24, 2005 (the due date was  extended to February
24,  2006).  The  shareholders  of Airtek can choose to accept
common stock in lieu of cash payment.                                10,974,000

Note  Payable to private  investor,  due May 31, 2006 with 18%
interest                                                                840,000

Note  Payable to private  investor,  due  September  30, 2005, bearing 12%  interest  (the  maturity was extended to March 8,
2006).                                                                  100,000

Convertible   Debenture  to  Investment  Company  bearing  12%
interest, due on June 1, 2006                                           700,000

Convertible   Debenture  to  private   investor   bearing  12%
interest, due on June 1, 2006                                           300,000

Note  Payable to private  investor,  due  November  30,  2005,
bearing monthly interest at a rate of 1%                                300,000

Note  Payable  to  private  investor,  due  November  4, 2005, bearing monthly  interest at a rate of 1.5% (the note was paid
in full on November 7, 2005)                                             50,000

Note Payable to private  investor,  executed on September  27,
2005, due the earlier of (a) sale of Rio Vista property or (b)
receipt of potential  raise, no interest  unless  principal is not  repaid  within 180 days of  execution,  in which case the rate  shall  be 14% per  year  (the  note  was paid in full on
November 7, 2005)                                                       250,000

Note Payable to private investor, executed on August 19, 2005, with a  maturity  date of  September  1,  2005.  (The  $55,000 reflects the remaining balance of the $100,000 note) (the note
was paid in full on November 7, 2005)                                    55,000

Note Payable to a Director of the Company,  due on October 28,
2005,  non-interest  bearing.  (the  note  was paid in full on
November 7, 2005)                                                        15,000

Note Payable to a Director of the Company,  due on November 4,
2005,  non-interest  bearing.  (the  note  was paid in full on
November 7, 2005)                                                        15,000

Note Payable to a Director of the Company, due on November 15,
2005,  non-interest  bearing.  (the  note  was paid in full on
November 7, 2005)                                                        20,000

Note Payable to private investor,  due on February 1, 2006, 1%
monthly interest.                                                        10,000
                                                                   ------------

Total                                                              $ 32,060,333
                                                                   ------------

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

Construction deposits amounting to $2,741,055 for the purchase of units in the 48 Hendricks project have been collected and deposited in escrow with the Escrow Agent, Adorno & Yoss, P.A., as per an Escrow Agreement dated August 25, 2004.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is estimated and recorded based on the Company's historical bad debt experience. The current balance of the allowance for doubtful accounts is approximately $97,775.

Inventory

Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventory is made up of: $433,372 in parts and components related to the rental of cranes and safety equipment, and $82,749 in apparel and equipment held in stock in our golf course occupations, as well as food and beverages items.

Earnings/Loss per Share

Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter and year-to-date. The number of shares used for the nine months ended September 30, 2005 was 44,431,802 and the resulting loss per share was $0.05 per share.

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $4,716,992.

                                                             Year ending
                                                        --------------------
                                                        December    December
                                                        31, 2004    31, 2003
Statutory federal income tax rate                             34%         34%
Valuation allowance                                          (34)        (34)
Effective tax rate                                            --%         --%

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

         At the conclusion of the period ended September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report but adopted additional disclosure controls and procedures to improve the quality and timeliness of disclosure during our transition from a private to a public company.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the month of July 2005, the Company issued 13,111 shares of common stock at a value of $19,668 in consideration of architect fees and creative design services relating to the planned Shell Landing Development construction projects and 2,500 shares valued at $.01 per share as a bonus to one of its employees.

During August of 2005, the Company issued another 13,113 shares at a value of $19,668 in consideration of architect fees and creative design services relating to the planned Shell Landing Development construction projects and 20,000 shares valued at $.01 per share as part of a Termination of Employment Agreement of the Company's Vice President of Operations.

In September 2005, the Company issued 10,043 shares valued at $10,000 as partial compensation to one of its officers, for the months of July and August, 2005, as per the officer's employment agreement. Another 25,000 shares valued at $.01 per share were issued as a signing bonus for a new employment agreement executed on August 30, 2005. During this month the Company also issued 35,000 restricted shares, at a value of $.01 per share, in consideration of loan fees, and 2,008 restricted shares valued at $2,000 for a lease agreement covering the period from July to August of 2005.

During September 2005, the Company also issued 30,000 shares valued at $15,000 as payment of an outstanding accounting services bill, and 500,000 valued at $.01 per share for services from one of its officers, as stated in the officer's employment agreement. Finally, the Company issued a total of 1,062,499 shares valued at $423,749 for the acquisition of 25% interest in the Victoria Green development project

All of the above issuances were made in a private placement transactions under an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Acy")afforded by Section 4(2) of the Securities Act.


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

                                           Azur International, Inc.
                                                (Registrant)


Date: November 18, 2005                    /s/ Donald Winfrey
                                           ---------------------------------
                                           Donald Winfrey
                                           President